Form 10-K
period 2016-12-25
Bagger Dave's Burger Tavern, Inc.
filed 2017-04-03
CIK 1685311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 25, 2016

or

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-53577

BAGGER DAVE’S BURGER TAVERN, INC.

(Exact name of registrant as specified in its charter)

Nevada	03-0606420
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

807 W. Front St., Suite B,

Traverse City, Michigan 49684

(231) 486-0527

(Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the last business day of the Registrant’s most recently completed second fiscal quarter the common equity of the Registrant was not trading. The Registrant was spun off by its parent Diversified Restaurant Holding, Inc. on December 25, 2016, and no trading market has developed to date. Accordingly, there was no bid or ask price or a last sale price as of the pertinent period, and as a result we cannot provide the values requested.

The number of shares outstanding of the registrant’s common stock as of March 29, 2017 was 26,692,119 shares.

PART I

When used in this Form 10-K, the “Company”, “Bagger Dave’s”, and “BAGR” refers to Bagger Dave’s Burger Tavern, Inc. and, depending on the context, could also be used to refer generally to the Company and its subsidiaries, which are described below.

Cautionary Statement Regarding Forward-Looking Information

Some of the statements in the sections entitled “Business,” and “Risk Factors,” and statements made elsewhere in this Annual Report may constitute forward-looking statements. These statements reflect the current views of our senior management team with respect to future events, including our financial performance, business, and industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

●	the success of our existing and new restaurants;

●	our ability to identify appropriate sites and develop and expand our operations;

●	changes in economic conditions, including continuing effects from the recent recession;

●	damage to our reputation or lack of acceptance of our brands in existing or new markets;

●	economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;

●	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

●	changes in food availability and costs;

●	labor shortages and increases in our compensation costs, including, as a result, changes in government regulation;

●	increased competition in the restaurant industry and the segments in which we compete;

●	the impact of legislation and regulations regarding nutritional information, new information or attitudes regarding diet and health, or adverse opinions about the health of consuming our menu offerings;

●	the impact of federal, state, and local beer, liquor, and food service regulations;

●	the success of our marketing programs;

●	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

●	the loss of key members of our management team;

●	inability or failure to effectively manage our growth, including without limitation, our need for liquidity and human capital;

●	the impact of litigation;

●	the impact of any food-borne illness outbreak;

●	the adequacy of our insurance coverage and fluctuating insurance requirements and costs;

●	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

●	our ability to obtain debt or other financing on favorable terms, or at all;

●	the impact of a potential requirement to record asset impairment charges in the future;

●	the impact of any security breaches of confidential guest information in connection with our electronic processing of credit/debit card transactions;

●	our ability to protect our intellectual property;

●	the impact of any failure of our information technology system or any breach of our network security;

●	the impact of any materially adverse changes in our federal, state, and local taxes;

●	the impact of future sales of our common stock in the public market, the exercise of stock options, and any additional capital raised by us through sale of our common stock; and

●	the effect of changes in accounting principles applicable to us.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this Annual Report reflect our views as of the date of this Annual Report with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. You should carefully consider all of the factors identified in this Annual Report that could cause actual results to differ.

ITEM 1. BUSINESS

Business Overview

Bagger Dave’s Burger Tavern, Inc. (“Bagger Dave’s” or the “Company”) was originally a wholly owned subsidiary of Diversified Restaurant Holdings, Inc. (“DRH”). DRH is a fully reporting public company that owns and operates 64 Buffalo Wild Wings Restaurants. On August 4, 2016, DRH announced that its Board of Directors unanimously approved a plan to pursue a tax-free spin-off of its Bagger Dave’s business. Specifically, DRH contributed its 100% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave's Burger Tavern, Inc., a newly created Nevada corporation ("Bagger Dave's" or "Bagger"), which was then spun-off into a stand-alone, publicly-traded company on the over-the-counter exchange. In connection with the Spin-Off, DRH contributed to Bagger certain assets, liabilities, and employees related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity. Additionally, DRH contributed $2 million in cash to Bagger to provide working capital for Bagger’s operations and is a guarantor for certain of Bagger's lease obligations.

DRH decided to spin off Bagger Dave’s after considering all reasonable strategic and structural alternatives because of the disparity between its two brands Buffalo Wild Wings (“BWW”) as franchisee and Burger Dave’s. The management teams of Bagger Dave’s and DRH agreed that the nature of the two concepts varied greatly, and that each would be more valuable and operate more effectively independently of each other. Bagger Dave’s is an original concept that was developed by the management team of DRH. In contrast to operating a franchised concept like BWW, it has no development restrictions and it has the flexibility to enhance brand attributes such as logos, trade dress and restaurant design, change its menu offerings and improve its operational model in an effort to better align with guest expectations without the approval of a franchisor. To manage these functions effectively, specific resources are required that are not necessary for a franchisee. For example, menu development, purchasing and brand marketing are critical to the success of Bagger Dave’s, but not necessary for a BWW franchisee since these function are managed by the franchisor. In addition, with only 18 locations, Bagger Dave’s is a start-up brand with high growth potential while BWW is a mature brand and as a franchisee, DRH’s organic growth potential is limited to its development rights.

Our headquarters are located at 807 W. Front St., Suite B, Traverse City, Michigan 49684. We can also be found on the Internet at www.baggerdaves.com.

DRH originated the Bagger Dave’s concept with the first restaurant opening in January 2008 in Berkley, Michigan. On January 9, 2017, the Company closed one of its locations in Grand Rapids Michigan. As of the date of this filing, there are 18 Bagger Dave’s restaurants in operation, 15 in Michigan, one in Indiana and two in Ohio. Bagger Dave’s has the right to the Bagger Dave’s concept and has rights to franchise the concept in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio and Wisconsin. We do not intend to pursue franchise development at this time.

Launched in January, 2008, Bagger Dave’s is a unique, full-service, ultra-casual restaurant and bar concept. We have worked to create a concept that provides a warm, inviting and entertaining atmosphere through a friendly and memorable guest experience.

Bagger Dave’s specializes in locally-sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, hand-dipped milk shakes, salads, black bean turkey chili and much more, delivered in a warm, hip atmosphere with friendly full service. The concept differentiates itself from other full-service casual dining establishments by the absence of walk-in freezers and microwaves, substantiating our fresh food offerings. The concept focuses on local flair of the city by showcasing historical photos of the town in which the restaurant resides. Running above the dining room and bar, the concept features an electric train; a feature which was the genesis of Bagger Dave’s logo.

The guiding principle of the Bagger Dave’s brand is to delight our guests through fresh food offerings, exceptional service, and an entertaining atmosphere. The menu focuses on burgers, craft beers and our Belgian-style, fresh-cut fries and is accompanied by a variety of sides, salads, select wines and a unique adult-beverage menu.

Our Burgers

Our burgers are offered with a choice of five proteins; USDA, fresh premium prime-rib recipe beef (offered in regular or small size patties), Michigan ground turkey, farm-raised, cage-free grilled chicken breasts, Mahi-Mahi and black bean patties. Guests can choose from our list of chef-created burgers including the Train Wreck Burger ®, the Blues Burger ® and the Tuscan Chicken sandwich. Guests can also choose to “Create Your Own” which allows them to customize their experience by choosing from a variety of proteins, buns, cheeses, house-recipe sauces presenting bold and exciting new flavors, premium toppings such as bacon, egg, guacamole, and an array of complimentary toppings, such as sautéed mushrooms and onions, barbecue sauce, and other standard condiments.

Our Fries and Sweet Potato Chips

Our fries are cut in-house from a rare, domestically grown Northeastern potato variety and cooked in a cottonseed soybean specialty oil using a six-step Belgian-style process producing a fry reminiscent of those served at community fairs. Dave’s Sweet Potato Chips® are another Bagger Dave’s specialty which uses North Carolina grown fresh-cut premium sweet potatoes. Guests can choose from our house created signature dipping sauces to complement their order entrée and sides. Since our fryers are dedicated to potatoes and there are no breaded, frozen products offered at Bagger Dave’s, our potato fries and sweet potato chips are gluten free and trans-fat free.

Our Craft Beers, Wines and Specialty Cocktails

We offer up to 12 locally crafted beers that are hand selected and seasonally rotated based on customer feedback, popularity and uniqueness. We strive to provide our guests offerings that most other restaurants cannot by leveraging our relationships with local craft brewers. We serve our craft beers by the glass or, for guests who prefer to take some home, we will fill up a growler. Similarly, we provide a select offering of red and white wines at different price points which can be paired with our burgers. All of our wines are offered by the glass or by the bottle.

Other adult beverages include our hand-dipped adult shakes including the PB & Maple Bourbon Shake, the Brandy Alexander and the locally inspired Hummer which consists of vanilla ice cream, light rum and coffee liqueur. We also have an offering of signature drinks unique to Bagger Dave’s which utilizes our craft soda, wines and full range of liquor offerings to produce cocktails such as the Red Sky Sangria, Buzz Button Margarita (topped with an edible, mouth-numbing flower known as the Szechuan button) and Strawberry Mule. We also have a meaningful selection of bourbons which includes a combination of well-known premium brands, small-batch labels and locally distilled spirits.

Other Menu Offerings

To further customize their experience, guests can choose from a selection of starters or sides including our Amazingly Delicious Turkey Black Bean Chili®, fresh, made from scratch Twisted Mac ‘N’ Cheese, Crispy Fried Artichokes (gluten free), Sloppy Dave’s Fries and Korean BBQ Naan Crisp. Beyond burger offerings, Bagger Dave’s offers other entrées such as an Awesome Grilled Cheese sandwich, a California BLT sandwich, Sloppy Dave’s sandwich and a variety of unique, entrée-sized chopped salads with a selection of proteins including a grilled chicken breast or Korean BBQ beef. Bagger Dave’s also offers hand-dipped ice cream and milkshakes with a variety of free mix-ins.

For fiscal year 2016, our average Bagger Dave’s restaurant derived approximately 85.7% of its revenue from food, including non-alcoholic beverages, and 14.3% of its revenue from alcohol sales, primarily draft beer.

Retail Merchandise

Bagger Dave’s not only serves locally sourced, craft sodas and proprietary sauce recipes, it also bottles and sells both in-store for guests to take home for personal consumption or gifts. Sodas are available individually or in four-packs. Sauce bottles are available individually or in three-packs.

Promotions

Our newly released menu emphasizes the following promotions:

●	$4 Happy Hour – choose from craft beers, wines, select liquors and starters – Monday/Wednesday Mid & Late Night Happy Hour

●	$5.95 Great American Day – our Great American Cheese Burger with either Hand-cut Fries or Sweet Chips – Tuesday All Day

●	Burgers for the Better Good – guests host fundraisers where 15% of net sales go towards their cause – Monday/Wednesday Dinner

●	$2.95 Lil ‘Bagger Meals – Wednesday/Sunday All Day

●	Half price Growler Fill-ups – Thursday All Day

●	Bloody Mary Burger Brunch – Half off Bloody Mary with any burger – Saturday/Sunday Lunch

We also have our Bagger Bucks rewards program which allows our guests to earn points which covert to Bagger Bucks that can be used for future credit toward their bill or in-store retail purchases. Guests can find their balance using the Bagger Dave’s app, which also includes the ability for guests to pay at the table using their personal mobile device.

Growth Strategy

We plan to drive top and bottom line growth through the achievement of positive same-store-sales in comparable restaurant locations and the successful implementation of cost reduction initiatives at the restaurant and support level. We closed 11 underperforming locations in 2015 and another one on January 9, 2017 where we determined that sustainable top and bottom line growth would be difficult to achieve, allowing us to focus on those locations where our growth opportunities are the strongest.

As our initiatives to improve our current restaurants take effect, we expect to be in a position to drive additional future volume growth using a disciplined process based on a thorough market knowledge of the prospective locations. While we do not anticipate development of any new restaurant locations during 2017, we anticipate that growth through new restaurant development may become viable in future years.

We intend to drive same-store-sales growth in all of our locations through the execution of local, traffic-driven marketing and advertising strategies, continued support of the community through sponsorship programs and local charities, selective price increases to certain menu items, and delivery of quality food and service in a clean and modernized environment. One of our guiding principles is that a happy team member translates to a happy guest. A happy guest drives repeat sales and word-of-mouth referrals; two key factors that are fundamental and directly support our local marketing strategy.

We plan to improve our margins through a number of initiatives including: enhanced methods to manage cost of sales and hourly labor with use of technology and improved application of standards; consolidation of vendors, leveraging our scale to obtain lower product pricing and distribution costs; working with all service vendors to obtain competitive pricing, optimal frequency of service and productive billing which includes minimizing the number of invoices and securing highly-predictable periodic pricing; selective price increases to certain menu items.

Site Selection

We consider the real estate selection process to be a key factor in the long-term success of each restaurant, and as such, we devote a significant amount of time and effort into identifying and evaluating each potential location. We consider several metrics to assess the strength of each proposed site, including daytime population, accessibility, population density, visibility and neighboring retailers.

For our restaurants, we prefer a strong end-cap position, which is a premier, highly visible corner positioned in a well-anchored shopping center or lifestyle entertainment center. We also seek to develop freestanding locations, if the opportunity meets our site selection criteria, along with specific economic thresholds.

Restaurant Operations

We believe in retaining high quality restaurant managers, valuing our team members and providing fast, friendly service to our guests are key to our continued success. In order to retain our unique culture as we grow, we devote substantial resources to identifying, selecting, and training our restaurant-level team members. We typically have six in-restaurant trainers at each existing location who provide both front- and back-of-house training on site. We also have a seven-week training program for our restaurant managers, which consists of an average of four weeks of restaurant training and three weeks of cultural training. During their training, managers observe our established restaurants’ operations and guest interactions. We believe our focus on guest-centric training is a core aspect of our Company and reinforces our mission to delight our guests.

Management and Staffing

The core values that define our corporate culture are cleanliness, service and organization. Our restaurants are generally staffed with one managing partner and up to three assistant managers depending on the sales volume of the restaurant. The managing partner is responsible for day-to-day operations and for maintaining the standards of quality and performance that define our corporate culture. We utilize regional managing partners to oversee our managing partners and supervise the operation of our restaurants, including the continuing development of each restaurant’s management team. Through regular visits to the restaurants and constant communication with the management team, the regional managing partners ensure adherence to all aspects of our concept, strategy and standards of quality.

Training, Development, and Recruiting

We believe that successful restaurant operations, guest satisfaction, quality, and cleanliness begin with the team member - a key component of our strategy. We pride ourselves on facilitating a well-organized, thorough, hands-on training program. In 2013, after nine months of developing our new training program with the help of industry experts, we introduced our Hospitality Excellence Academy (“HEA”). To ensure success of our organization, HEA was designed to foster our culture of excellence by cultivating the leaders of tomorrow.

We offer an incentive program that we believe is very competitive in the restaurant industry. Aside from competitive base salaries and benefits, management is incentivized with a performance-based bonus program. We also provide group health, dental, and vision insurance, a company-sponsored 401(k) plan with a discretionary matching contribution feature, a tuition reimbursement program, a referral bonus program and opportunities for career advancement.

We emphasize growth from within the organization as much as possible, giving our team members the opportunity to develop and advance. We believe this philosophy helps build a strong, loyal management team with high team member retention rates, giving us an advantage over our competitors. We strive for a balance of internal promotion and external hiring.

Restaurants

Our typical Bagger Dave’s restaurants range in size from 3,800 to 6,100 square feet, with a historical square foot average of about 4,300. We plan major renovations every seven to ten years. Given the age and condition of our current restaurants along with many recent updates to older locations, we do not anticipate any major capital outlays over the next three years.

Quality Control and Purchasing

We strive to maintain high quality standards, protecting our food supply at all times.

We seek to obtain the highest quality ingredients, products, and supplies from reliable sources at competitive prices.

To maximize our purchasing efficiencies, we negotiate, when available, fixed-price contracts (usually for a one-year period) or, where appropriate, commodity-price contracts.

Marketing and Advertising

We plan to spend up to 3.0% of all restaurant sales on marketing and advertising. In addition, charitable donations and local community sponsorships help us develop local public relations and are a major component of our marketing efforts. We support programs that build traffic at the grass-roots level. We also participate in numerous local restaurant marketing events throughout the communities we serve.

The advertising and marketing plan relies on local media, menu specials, promotions, and community events. We are also building our marketing reach with our current guests by telling our story through social media and Bagger Bucks loyalty rewards program. We attribute a large part of our growth to word-of-mouth.

Information Systems and Technology

Enhancing the security of our financial data and other personal information remains a high priority for us. We continue to innovate and modernize our technology infrastructure to provide improved efficiency, control and security. Our ability to accept credit cards as payment in our restaurants and for online gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council (“PCI”). The standards set by PCI contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We maintain security measures that are designed to protect and prevent unauthorized access to such information.

We also believe that technology can provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis and ease and speed of guest service. We have a standard point-of-sale system in our restaurants that is integrated into our corporate office through a web-based above-store business intelligence reporting and analysis tool. Our systems are designed to improve operating efficiencies, enable rapid analysis of marketing and financial information and improve administrative productivity. In 2012, we launched online ordering and recently launched table side ordering devices that allow servers to create orders and send orders to the kitchen while standing with the customer. We believe the table-side ordering will help decrease serving time and increase customer turnover and satisfaction since these devices also accommodate credit card swipes so that the card never has to leave the customer’s sight.

We are constantly assessing new technologies to improve operations, back-office processes and overall guest experience. This includes the implementation of mobile payment options, advanced programming of kitchen display units, tablet-based wait-listing applications and a mobile-based loyalty program.

Competition

The restaurant industry is highly competitive. We believe we compete primarily with national casual dining and quick-casual establishments. Competition is expected to remain intense with respect to price, service, location, concept and type and quality of food. There is also competition for real estate sites, qualified management personnel and hourly restaurant staff. Many of our competitors have been in existence longer than we have and may be better established in markets where we are currently located or may, in the future, be located. Accordingly, we strive to continually improve our restaurants, maintain high quality standards and treat our guests in a manner that encourages them to return. We believe our pricing communicates value in a comfortable, welcoming atmosphere that provides full service to the guest.

Trademarks, Service Marks, and Trade Secrets

Our domestically-registered trademarks and service marks include Bagger Dave’s Burger Tavern®, Sloppy Dave’s BBQ®, Railhouse Burger Sauce®, The Blues Burger®, Train Wreck Burger®, Dave’s Sweet Potato Chips®, Meaningless Free Toppings®, Sloppy Dave’s Fries® and Amazingly Delicious Turkey Black Bean Chili®. We place considerable value on our trademarks, service marks, trade secrets and other proprietary rights and believe they are important to our brand-building efforts and the marketing of our Bagger Dave’s restaurant concept. We intend to actively enforce and defend our intellectual property, however, we cannot predict whether the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon or similar to our concepts. Although we believe we have sufficient protections concerning our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand.

Government Regulations

The restaurant industry is subject to numerous federal, state, and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, nutrition labeling requirements, fire codes, zoning, and building requirements and to periodic review by state and municipal authorities for areas in which the restaurants are located. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell beer, wine and liquor and each restaurant requires food service licenses from local health authorities. The majority of our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our team members of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of team members or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing and inventory control. In order to reduce this risk, restaurant team members are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations. We have not encountered any material problems relating to alcoholic beverage licenses or permits to date.

We are also subject to laws governing our relationship with team members. Our failure to comply with federal, state and local employment laws and regulations may subject us to losses and harm our brands. The laws and regulations govern such matters as: wage and hour requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions; overtime; and citizenship and immigration status. Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to minimum wages, overtime, rest breaks, paid leaves of absence, and mandated health benefits may also impact the performance of our operations. In addition, team member claims based on, among other things, discrimination, harassment, wrongful termination, wages, hour requirements and payments to team members who receive gratuities, may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such governmental regulations by the Company are difficult to quantify. To our knowledge, we are in compliance in all material respects with all applicable federal, state and local laws affecting our business.

The federal Patient Protection and Affordable Care Act (“PPACA”) was enacted in March 2010. On January 1, 2015, the employer portion of the PPACA went into effect. In addition to being required to provide full-time employees with medical insurance that meets minimum value and affordability standards, the employer mandate requires employers to provide covered employees and the Internal Revenue Service with specific reportable benefit information. The Company’s 2015 and 2016 medical plans have been offered to all full-time employees and meets the minimum value and affordability requirements of the PPACA, and the Company believes that it will be able to meet the informational reporting requirements of PPACA when due.

Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. We may also be subject, in certain states, to “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other companies in the restaurant industry of similar size and scope of operations. Even though we carry liquor liability insurance, a judgment against us under a “dram shop” statute in excess of our liability coverage could have a material adverse effect on our operations.

ITEM 1A. RISK FACTORS

This Form 10-K, including the discussions contained in Items 1 and 7, contains various “forward-looking statements” that are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense and cash requirements. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

Risks Related to Our Business and Industry

Our Financial Results Depend Significantly Upon the Success of Our Existing and New Restaurants

Future growth in our revenue and profits will depend on our ability to maintain or grow sales and efficiently manage costs in our existing and new restaurants. Currently, we have 18 Bagger Dave’s restaurants. The results achieved by our current restaurants may not be indicative of longer-term performance or the potential market acceptance of our restaurant concepts in other locations.

The success of our restaurants depends principally upon generating and maintaining guest traffic, loyalty and achieving positive margins. Significant factors that might adversely affect guest traffic and loyalty and profit margins include:

●	economic conditions, including housing market downturns, rising unemployment rates, lower disposable income, credit conditions, fuel prices and consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;

●	competition in the restaurant industry, particularly in the casual and fast-casual dining segments;

●	changes in consumer preferences;

●	our guests’ failure to accept menu price increases that we may make to offset increases in certain operating costs;

●	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambiance and service; and

●	our guests’ actual experiences from dining in our restaurants.

Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

●	food and other raw materials costs, many of which we cannot effectively hedge;

●	compensation costs, including wage, workers’ compensation, health care and other benefits expenses;

●	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing restaurants;

●	compliance costs as a result of changes in regulatory or industry standards;

●	energy, water and other utility costs;

●	costs for insurance (including health, liability and workers’ compensation);

●	information technology and other logistical costs; and

●	expenses due to litigation against us.

Our Ability to Grow Will Depend on Our Ability to Improve Existing Operations

Our expansion strategy will depend upon our ability to drive sustainable improvements in our existing operations. We closed 11 underperforming restaurant locations in 2015 and one location on January 9, 2017 so that we could focus on those locations with the best opportunity for growth. We will not be in a position to open and operate additional restaurants unless we are successful in improving the operations of our current locations, and we do not anticipate any new openings in 2017. The potential for future opening of new restaurants will depend on a number of factors, many of which are beyond our control. These factors include, among others, the availability of management, restaurant staff, and other personnel, the cost and availability of suitable restaurant locations, cost-effective and timely planning, design and build out of restaurants, acceptable leasing terms, acceptable financing, and securing required governmental permits.

We May Not Be Successful When Entering New Markets

We currently have no plans to enter into new markets but if and when we expand the Bagger Dave’s concept, we may enter new markets in which we may have limited or no operating experience. There can be no assurance that we will be able to achieve success and/or profitability in our new markets or in our new restaurants. The success of these new restaurants will be affected by the different competitive conditions, consumer taste, and discretionary spending patterns within the new markets, as well as by our ability to generate market awareness of the Bagger Dave’s brand. New restaurants typically require several months of operation before achieving normal levels of profitability. When we enter highly competitive new markets or territories in which we have not yet established a market presence, the realization of our revenue targets and desired profit margins may be more susceptible to volatility and/or more prolonged than anticipated.

Competition in the Restaurant Industry May Affect Our Ability to Compete Effectively

The restaurant industry is intensely competitive. We believe we compete primarily with regional and local bars, burger establishments, casual dining concept, and fast-casual establishments. Competition from “better burger” establishments has recently been particularly intense. Many of our direct and indirect competitors are well-established national, regional or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing and other resources than us. In addition, independent owners of local or regional establishments may enter the burger-based restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, fast-casual and quick-service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

New Restaurants Added to Our Existing Markets May Take Sales From Existing Restaurants

New restaurants added to our existing markets, whether by us or others, may take sales away from our existing restaurants. Depending on our ability to improve existing operations, we may open restaurants in our existing markets, and this may impact revenue earned by our existing restaurants.

Higher-Than-Anticipated Costs Associated With the Opening of New Restaurants or With the Closing, Relocating, or Remodeling of Existing Restaurants May Adversely Affect Our Results of Operations

Our revenue and expenses may be significantly impacted by the location, number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and will incur other expenses if we close, relocate or remodel existing restaurants. These expenses are generally higher when we open restaurants in new markets, but the costs of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

The Loss of Key Executives Could Affect Our Performance

Our success depends substantially on the contributions and abilities of key executives and other team members. The loss of any of our executive officers could jeopardize our ability to meet our financial targets. In particular, we are highly dependent upon the services of T. Michael Ansley, our President. We do not have employment agreements with Mr. Ansley or any of our other team members. Our inability to retain the full-time services of Mr. Ansley or to attract other qualified executives could have an adverse effect on us, and there would likely be a difficult transition period in finding suitable replacements for him.

We May Not Be Able to Attract and Retain Qualified Team Members to Operate and Manage Our Restaurants

The success of our restaurants depends on our ability to attract, motivate, develop and retain a sufficient number of qualified restaurant team members, including managers and hourly team members. The inability to recruit, develop and retain these individuals hamper growth opportunities or result in high team member turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants. This could inhibit our expansion strategy and business performance and negatively impact our operating results.

Fluctuations in the Cost of Food Could Impact Operating Results

Our primary food products are fresh ground beef and potatoes. Our food, beverage and packaging costs could be significantly affected by increases in the cost of fresh ground beef, which can result from a number of factors, including but not limited to, seasonality, cost of corn and grain, animal disease, drought and other weather phenomena, increase in demand domestically and internationally, and other factors that may affect availability. Additionally, if there is a significant rise in the price of ground beef, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher beef prices, our operating results could be adversely affected.

Shortages or Interruptions in the Availability and Delivery of Food and Other Supplies May Increase Costs or Reduce Revenue

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, terrorist attacks, natural disasters such as floods, drought, and hurricanes, pandemics, the inability of our vendors to obtain credit in a tightened credit market, food safety warnings or advisories, or the prospect of such pronouncements or other conditions beyond our control, could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

Our Success Depends Substantially on the Value of Our Brands and Unfavorable Publicity Could Harm Our Business

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints, litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity) or other concerns. Negative publicity from traditional media or online social network postings may also result from actual or alleged incidents or events taking place in our restaurants.

There has been a marked increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.

Regardless of whether any public allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business. We must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brand could significantly reduce their value. If consumers perceive or experience a reduction in food quality, service, ambiance or in any way believe we failed to deliver a consistently positive experience, the value of our brand could suffer.

Increases in Our Compensation Costs, Including as a Result of Changes in Government Regulation, Could Slow Our Growth or Harm Our Business

We are subject to a wide range of compensation costs. Because our compensation costs are, as a percentage of revenue, higher than other industries, we may be significantly harmed by compensation cost increases. Unfavorable fluctuations in market conditions, availability of such insurance, or changes in state and/or federal regulations could significantly increase our insurance premiums. In addition, we are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

Significant increases in health care costs may also continue to occur, and we can provide no assurance that we will be able to effectively contain those costs. Further, we are continuing to assess the impact of recently-adopted federal health care legislation on our health care benefit costs, and significant increases in such costs could adversely impact our operating results.

In addition, many of our restaurant personnel are hourly team members subject to various minimum wage requirements or changes to existing tip credit laws. Mandated increases in minimum wage levels and changes to the tip credit laws, which dictate the amounts an employer is permitted to assume a team member receives in tips when calculating the team member’s hourly wage for minimum wage compliance purposes, have recently been and continue to be proposed and implemented at both federal and state government levels. Continued minimum wage increases or changes to allowable tip credits may further increase our compensation costs or effective tax rate.

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to federal immigration laws, regulations, or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential team members. Although we require all team members to provide us with government-specified documentation evidencing their employment eligibility, some of our team members may, without our knowledge, be unauthorized team members. Unauthorized team members are subject to deportation and may subject us to fines or penalties, and if any of our team members are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified team members. Termination of a significant number of team members that, unbeknownst to us, were unauthorized team members may disrupt our operations, cause temporary increases in our compensation costs as we train new team members and result in additional adverse publicity. Our financial performance could be materially harmed as a result of any of these factors.

Changes in Public Health Concerns and Legislation and Regulations Requiring the Provision of Nutritional Information May Impact Our Performance

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants. The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants will be covered by these national requirements when they go into effect. The final rule was published on December 1, 2014 and required implementation by end of 2016. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law, we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. The effect of such labeling requirements on consumer choices, if any, is unclear at this time. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

Multiple jurisdictions in which we operate could adopt recently enacted requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) system for managing food safety and quality. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations, and these costs may be more than we anticipate. If we fail to comply with these laws or regulations, our business could experience a material adverse effect.

Further, growing movements to change laws relating to alcohol may result in a decline in alcohol consumption at our restaurants or increase the number of dram shop claims made against us, either of which may negatively impact operations or result in the loss of liquor licenses.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Harm Our Performance

Our success depends, in part, upon the continued popularity of our hamburgers and turkey burgers, other food and beverage items and the appeal of our restaurant concept. We also depend on trends toward consumers eating away from home. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. In addition, our success depends, to a significant extent, on numerous factors affecting discretionary consumer spending, general economic conditions (including the continuing effects of the recent recession), disposable consumer income, and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

Our Inability to Renew Existing Leases or Enter Into New Leases For New or Relocated Restaurants on Favorable Terms May Adversely Affect Our Results of Operations

As of December 25, 2016, all of our restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent that is subject to increase based on market factors, and other leases include base rent with specified periodic increases. Some leases are subject to renewals, which could involve substantial increases. Additionally, a few leases require contingent rent based on a percentage of gross sales. When our leases expire in the future, we will evaluate the desirability of renewing such leases. While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. The success of our restaurants depends in large part on their leased locations. As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations. In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

Economic Conditions Could Have a Material Adverse Impact on Our Landlords in Retail Centers in Which We Are Located

Our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. If our landlords fail to satisfy required co-tenancies, such failures may result in us terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our operations.

A Decline in Visitors to Any of the Business Districts Near the Locations of Our Restaurants Could Negatively Affect Our Restaurant Sales

Some of our restaurants are located near high-activity areas such as retail centers, big-box shopping centers and entertainment centers. We depend on high visitor rates at these businesses to attract guests to our restaurants. If visitors to these centers decline due to economic conditions, closure of big-box retailers, road construction, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales in these areas could decline significantly and adversely affect the results of our operations.

Because Many of Our Restaurants are Concentrated in Local or Regional Areas, We are Susceptible to Economic and Other Trends and Developments, Including Adverse Weather Conditions, in These Areas

Our financial performance is highly dependent on restaurants located in Ohio, Indiana, and Michigan. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, droughts or other natural or man-made disasters have occurred. In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of certain seating areas, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods.

Legal Actions Could Have an Adverse Effect on Us

We have faced in the past and could face in the future legal action from government agencies, team members, guests, or other parties. Many state and federal laws govern our industry, and if we fail to comply with these laws, we could be liable for damages or penalties. Further, we may face litigation from guests alleging that we were responsible for an illness or injury they suffered at or after a visit to our restaurants, or alleging that we are not complying with regulations governing our food quality or operations. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. In light of the potential cost and uncertainty involved in litigation, we may settle matters even when we believe we have a meritorious defense. Litigation and its related costs may have a material adverse effect on our results of operations and financial condition.

We May Not Be Able to Obtain and Maintain Licenses and Permits Necessary to Operate Our Restaurants

The restaurant industry is subject to various federal, state and local government licensure and permitting requirements, including those relating to the sale of food and alcoholic beverages. The failure to obtain and maintain these licenses, permits and approvals, including food and liquor licenses, could adversely affect our operating results. Difficulties or failure to obtain any required licenses, permits or other government approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may revoke, suspend or deny renewal of our food and liquor licenses if they determine that our conduct violates applicable regulations.

The Sale of Alcoholic Beverages at Our Restaurants Subjects Us to Additional Regulations and Potential Liability

For fiscal year 2016, approximately 14.3% of our consolidated restaurant sales were attributable to the sale of alcoholic beverages. Our restaurants sell alcoholic beverages, and as such, we are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

In certain states, we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.

A Regional or Global Health Pandemic Could Severely Affect Our Business

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned our brand as a place where people can gather together. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our restaurants. The impact of a health pandemic on us might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale or use of their products and services.

We May Not Be Able to Protect Our Trademarks, Service Marks, and Trade Secrets

We place considerable value on our trademarks, service marks, and trade secrets. We intend to actively enforce and defend our intellectual property, although we may not always be successful. We attempt to protect our recipes as trade secrets by, among other things, requiring confidentiality agreements with our suppliers and executive officers. However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our recipes, nor can we be sure that our methods of safeguarding our information are adequate and effective. We also cannot be sure that our marks are valuable; that using our marks does not, or will not, violate others’ marks; that the registrations of our marks would be upheld if challenged; or that we would not be prevented from using our marks in areas of the country where others might have already established rights to them. Any of these uncertainties could have an adverse effect on us and our expansion strategy.

We Are Dependent on Information Technology and Any Material Failure or Breach of That Technology Could Impair Our Ability to Efficiently Operate Our Business

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations, and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in guest service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems. In addition, many businesses have had security breaches which revealed confidential information about their customers. In some cases the customers sued for damages. If our information system is breached we could be involved in litigation and we could sustain losses as a result.

Our Ability to Raise Capital in the Future May Be Limited, Which Could Adversely Impact Our Business

Changes in our restaurant operations, lower than anticipated restaurant sales, increased food or compensation costs, increased property expenses, acceleration of our expansion plans or other events, including those described in this Registration Statement, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available to us on acceptable terms, and our failure to raise capital when needed could negatively impact our restaurant growth plans as well as our financial condition and the results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock. Debt financing may involve significant cash payment obligations, covenants and financial ratios that may restrict our ability to operate and grow our business.

Our Current Insurance May Not Provide Adequate Levels of Coverage Against Claims

We currently maintain insurance that is customary in our industry and required in our leases. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against, such as losses due to natural disasters. Such damages could have a material adverse effect on our business and the results of operations. Additionally, there is no assurance that we will be able to maintain our current coverage at acceptable premium rates or that any coverage will be available to us in the future.

An Impairment in the Carrying Value of our Fixed Assets or Intangible Assets Could Adversely Affect our Financial Condition and Results of Operations

We evaluate the useful lives of our fixed assets and intangible assets to determine if they are definite or indefinite. Reaching a determination on useful life requires significant judgments and assumptions regarding the lease term, future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of fixed assets or intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

We May Incur Costs Resulting From Security Risks We Face in Connection With Our Electronic Processing and Transmission of Confidential Guest Information

We accept electronic payment cards from our guests in our restaurants. For the fiscal year ended December 25, 2016, approximately 79% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.

We also receive and maintain certain personal information about our guests and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as the results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our guests’ credit/debit card information as well as other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary system and process changes.

Failure to Establish and Maintain Our Internal Control Over Financial Reporting Could Harm Our Business and Financial Results.

Our management team members are responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Any failure to remediate a material weakness or the occurrence of additional material weaknesses in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock.

Our Inability or Failure to Effectively Manage Our Marketing Through Social Media Could Materially Adversely Impact Our Business.

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. We also are initiating a multi-year effort to implement new technology platforms that should allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or team members could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Risks Relating to the Separation from DRH

We may not realize the anticipated benefits from the separation from DRH (the “Separation”), and the Separation could harm our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to enhance strategic and management focus and provide a distinct investment identity. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

●	The Separation will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business;

●	Following the Separation, we may be more susceptible to economic downturns and other adverse events than if we were still a part of DRH;

●	Following the Separation, our business will be less diversified than DRH’s business prior to the Separation; our business will also experience a loss of scale and access to certain financial, managerial and professional resources from which we have benefited in the past; and

●	The other actions required to separate the respective businesses could disrupt our operations.

If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.

We have historically operated as a business unit of DRH, and there are risks associated with our separation from DRH.

We have historically operated as a business unit of DRH and although our operations within the DRH group have been largely self-sufficient, a number of aspects of our current relationship with DRH will change as a result of our separation from DRH. Among other things, we were released as a co-obligor on a joint and several basis with DRH on its $155.0 million senior secured credit facility, and the related liens on our assets were released. Additionally, while DRH will remain as a guarantor on 16 of our 18 restaurant lease agreements as well as on two former locations that are now leased by an unrelated party as of the date of this filing, it is unlikely that DRH would serve as a guarantor on any future lease agreements. These and other changes could have an adverse effect on our business and results of operations.

We will incur significant costs to create the corporate infrastructure necessary to operate as an independent public company.

While we were a subsidiary of DRH, they performed many important corporate functions for us, including internal audit, finance, accounting, tax, human resources, procurement, information technology, intellectual property, litigation management, real estate, environmental and public affairs. DRH will continue to provide some of these services to us on a transitional basis, for a period of up to one year pursuant to a Transition Services Agreement that we entered into with them. DRH may not successfully execute all of these functions during the transition period or we may have to expend significant efforts or costs materially in excess of those estimated under the Transition Services Agreement. Any interruption in these services could have an adverse effect on our business, results of operations, financial condition and cash flows.

In addition, at the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our historical Consolidated Financial Statements that were incurred as a business segment of DRH. A significant increase in the costs of performing or outsourcing these functions could materially and adversely affect our business, results of operations, financial condition and cash flows.

The obligations associated with being a public company will require significant resources and management attention.

We are now directly subject to the reporting and other requirements of the Exchange Act. As such, we will be directly subject to such reporting and other obligations under the Exchange Act. As an independent public company, we are required to, among other things:

●	Prepare and distribute periodic reports, proxy statements and other stockholder communications in compliance with the federal securities laws;

●	Have our own Board of Directors and committees thereof, which comply with federal securities laws;

●	Institute our own financial reporting and disclosure compliance functions;

●	Establish an investor relations function;

●	Establish internal policies, including those relating to trading in our securities and disclosure controls and procedures; and

●	Comply with the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act and the Public Company Accounting Oversight Board.

These reporting and other obligations will place significant demands on our management and our administrative and operational resources, including accounting resources, and we expect to face increased legal, accounting, administrative and other costs and expenses relating to these demands that we had not incurred as a segment of DRH. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have an adverse effect on our business, results of operations, financial condition and cash flows.

Management owns a large percent of the outstanding shares of common stock.

Our founder, T. Michael Ansley, owns approximately 41.7% of Bagger Dave’s outstanding common stock. As a result, he controls a large percentage of the outstanding voting shares. This means that other shareholders will find it difficult to pass measures without his approval. It also means that it would be difficult to remove Mr. Ansley as a director, since he could vote his shares to prevent such actions.

Losses incurred by the Company could have a negative impact on stock value.

In 2016 we incurred a loss of $11.4 million, and in 2015 we incurred a loss of $26.6 million. If we continue to incur losses of this nature this could have a significant negative affect on our stock value and it could ultimately prevent us from being able to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our main office, which is located at 807 W. Front St., Suite B, Traverse City, Michigan 49684 and currently we are utilizing part of DRH’s rental property located at 27680 Franklin Rd., Southfield, MI 48034. As of December 25, 2016, we operated 19 Company-owned restaurants, all of which are leased properties. Sixteen of these restaurants are in Michigan, two are in Ohio and one is in Indiana. On January 9, 2017, we closed one restaurant located in Grand Rapids, Michigan. The assets at this location were fully impaired in fiscal year 2016 and no additional loss was incurred in conjunction with the closure. Typically, our operating leases contain renewal options under which we may extend the renewal lease terms for periods of five to 10 years. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria and incorporate incremental increases based on time passage and payment of certain occupancy-related expenses. Sixteen of the 18 lease agreements as well as lease agreements on two former locations now leased by an unrelated party contain guarantees made by DRH. Such guarantees range from two years to 15 years.

We own all of the equipment, furnishings, and fixtures in our restaurants. The Company also owns a significant amount of leasehold improvements in the leased facilities.

Our typical restaurants range in size from 3,800 square feet to 6,100 square feet. Nine of our restaurants are located in stand-alone buildings, five of our restaurants are in end cap units and four of our restaurants are in in-line units.

ITEM 3. LEGAL PROCEEDINGS

We are occasionally a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment-related claims, and claims from guests or team members alleging injury, illness, or other food quality, health, or operational concerns. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Bagger Dave’s common stock is not traded on any stock exchange at this time. The Company is not aware of any market activity in its stock since its inception through the date of this filing. There are currently no shares of common stock that are subject to outstanding options or warrants to purchase, or securities convertible into, the common stock of Bagger Dave’s. There are currently no shares outstanding that Bagger Dave’s has agreed to register under the Securities Act.

(b)

Holders. As of March 9, 2017, there are approximately 443 holders of 26,670,786 shares of the Company’s common stock.

(c)

Dividends. The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

(d)

Equity Compensation Plans. On January 21, 2017, the Board of Directors approved the 2017 Stock Option and Restricted Stock Plan (“the Plan”). The persons eligible to receive awards under the Plan are the employees, directors and consultants of the Company and its affiliates. The purpose of the Plan is to provide a means by which eligible recipients may be given an opportunity to benefit from increases in value of the Common Stock through the granting of the following: (i) Incentive Stock Options, (ii) Nonqualified Stock Options, (iii) Stock awards (iv) Rights to acquire restricted stock, and (v) stock appreciation rights. The Company can reserve up to 10,000,000 shares of its Common Stock for issuance under this Plan. Vesting provisions of up to three years will apply to any and all awards. At this time, no awards have been granted.

ITEM 6 SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this document. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” and elsewhere in this document.

Overview

Launched in January 2008, Bagger Dave’s is a unique, full-service, ultra-casual restaurant and bar concept. We have worked to create a concept that provides a warm, inviting and entertaining atmosphere through a friendly and memorable guest experience.

Bagger Dave’s specializes in locally-sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, hand-dipped milk shakes, salads, black bean turkey chili and much more, delivered in a warm, hip atmosphere with friendly “full” service. The concept differentiates itself from other full-service casual dining establishments by the absence of walk-in freezers and microwaves, substantiating our fresh food offerings. The concept focuses on local flair of the city in which the restaurant resides by showcasing historical photos. Running above the dining room and bar, the concept features an electric train; a feature which was the genesis of Bagger Dave’s logo.

Our Growth Strategies and Outlook

Our strategy is comprised of the following key growth components:

●	deliver comparable restaurant sales growth by providing our guest with an exceptional experience and executing effective marketing and advertising strategies;

●	leverage our operating expertise to grow profit margins; and

●	pursue disciplined restaurant growth through organic expansion in areas in proximity to our current locations.

We have established a patient and disciplined strategy for opening new restaurants which is: finding an ideal location that aligns with Bagger Dave’s core demographic, with a goal of producing a cash-on-cash return of greater than 30.0%, based on projected average unit volumes, initial cash investment and lease rates.

The Company opened five new restaurants and closed 11 underperforming restaurants in 2015. Additionally, the Company closed one underperforming restaurant on January 9, 2017.

Performance Indicators

We use several metrics to evaluate and improve each restaurant’s performance that include: sales growth, ticket times, guest satisfaction, hourly compensation costs and food, beverage and packaging costs.

We also use the following key performance indicators in evaluating restaurant performance:

●	Average Unit Volumes. With a small base of restaurant locations, and as we continue to build our brand, we focus on average unit volumes for each location, targeting year-over-year improvements.

●	Restaurant-Level Contribution. Also referred to as Restaurant-Level EBITDA, this metric presents a restaurant’s on-going profit contribution and is defined as net revenue less costs of sales, labor, occupancy and operational expenses. It is representative of a restaurant’s cash flow and is often times presented and measured as a percentage of sales in comparison to other restaurants.

Restaurant Openings

The following table outlines the restaurant unit information for each fiscal year from 2011 through 2016. One additional restaurant was closed on January 9, 2017, after the end of our 2016 fiscal year. The Company now operates 18 restaurants.

	2016	2015	2014	2013	2012
Total restaurants at the beginning of the year	18	24	18	11	6
New openings	1	5	6	7	5
Closures	0	(11)	0	0	0
Total restaurants at the end of the year	19	18	24	18	11

Our Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2016 ended on December 25, 2016, and fiscal year 2015 ended on December 27, 2015. Both fiscal years were comprised of 52 weeks.

Key Financial Definitions

Revenue. Revenue consists of food and beverage sales, and merchandise sales, such as Bagger Dave’s Craft Sodas. Revenue is presented net of discounts associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and comparable restaurant sales growth.

Food, Beverage, and Packaging Costs. Food, beverage and packaging costs consist primarily of food, beverage, packaging and merchandise-related costs. The components of food, beverage and packaging costs are variable in nature, change with sales volume and are subject to increases or decreases based on fluctuations in commodity costs.

Compensation Costs. Compensation costs include restaurant management salaries, front- and back-of-house hourly wages, and restaurant-level manager bonuses, team member benefits and payroll taxes.

Occupancy Costs. Occupancy costs include rent charges, both fixed and variable, as well as common area maintenance costs, property insurance and taxes, the amortization of tenant allowances and the adjustment to straight-line rent. These expenses are generally fixed, but a portion may vary with an increase in sales if the lease contains a percentage rent provision.

Other Operating Costs. Other operating costs consist primarily of restaurant-related operating costs, such as supplies, utilities, repairs and maintenance, travel cost, insurance, credit card fees, recruiting and security. These costs generally increase with sales volume but decline as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses include costs associated with administrative and operational support functions including senior and supervisory management and staff compensation costs (including stock-based compensation) and benefits, marketing and advertising expenses, travel, legal and professional fees, information systems, office rent and other related support costs. General and administrative expenses in these financial statements consist primarily of the allocation of expenses from DRH.

Pre-Opening Costs. Restaurant pre-opening costs consist of expenses incurred to open a new restaurant, including manager salaries, relocation costs, supplies, recruiting expenses, initial new market public relations costs, pre-opening activities, team member payroll and related training costs for new team members. Restaurant pre-opening expenses also include rent recorded during the period between date of possession and the restaurant opening date. In addition, the Company includes restaurant labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training and initial staff turnover.

Depreciation and Amortization. Depreciation and amortization includes depreciation on fixed assets, including equipment and leasehold improvements, and amortization of certain intangible assets for restaurants.

Interest Expense. Interest expense consists primarily of interest on outstanding indebtedness and the amortization of debt issuance costs. Currently, Bagger Dave’s carries no debt obligations and thus has no related interest expense.

RESULTS OF OPERATIONS

Historically, we have used the corporate functions of DRH for a variety of services including treasury, accounting, tax, legal, marketing and other shared services, which include the costs of payroll, employee benefits and related costs. Total shared services expense allocated to the Company were $3.2 million in fiscal 2016 (consisting of $2 million in compensation, $1.1 of marketing costs and $0.1 million of other expenses and $4.9 million in fiscal 2015 (consisting of $1.8 million of compensation, $2.7 million of marketing costs and $0.4 million of other expenses). Compensation allocations set forth in the financial statements are based upon estimated time spent by each individual of the DRH management team whose time was split between BWW and the Bagger Dave’s brand. These individuals’ allocations to Bagger Dave’s were based on the estimated percentage of their time spent working with Bagger Dave’s. Marketing costs were allocated based upon actual Bagger Dave’s costs derived from a review of each invoice expensed during the period. Other expenses in 2016 and 2015 were allocated on an estimated percentage based upon the service provided.

We believe that the assumptions and methodologies underlying the allocation of these expenses from DRH are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by us as we operate as a publicly traded company independent of DRH. We entered into a transition services agreement (the "TSA") with DRH pursuant to which DRH will provide certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA is intended to assist us in efficiently and seamlessly transitioning to stand on our own. The current terms of the TSA expire in December 2017 at which time the parties may negotiate which services will be required on an ongoing basis and the fees that will be charged for such services, and at any time thereafter the TSA can be terminated by the us or DRH with 10 days written notice. We believe that the allocations in the historical financial statements are not necessarily indicative of the arrangements that we have entered into.

We may also incur increased costs as a result of becoming a publicly traded company independent of DRH. We expect our general and administrative expenses going forward to be between $1.7 million and $2.0 million. This includes administrative salaries of the senior management team, administrative expenses including professional fees for accounting, audit, legal, etc. and marketing expenses. We believe cash flows from our operations will be sufficient to fund these additional corporate expenses.

The following table presents the consolidated statements of operations for the fiscal years ended December 25, 2016 and December 27, 2015 with each line item expressed as a percentage of revenue.

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Total revenue	100.00%	100.00%

Operating expenses
Food, beverage, and packaging costs	30.00%	31.40%
Compensation costs	38.50%	39.80%
Occupancy costs	8.40%	12.40%
Other operating costs	26.50%	22.40%
General and administrative expenses	19.60%	18.70%
Pre-opening costs	1.70%	6.50%
Depreciation and amortization	16.20%	16.80%
Impairment and loss on asset disposals	14.20%	48.00%
Total operating expenses	155.10%	196.00%

Operating loss	-55.10%	-96.00%

FISCAL YEAR 2016 COMPARED WITH FISCAL YEAR 2015

Revenue

Total revenue for Fiscal Year 2016 was $20.7 million, a decrease of $6.9 million, or 25.1%, from revenue generated during Fiscal Year 2015. The decrease was attributable to the closing of 11 underperforming restaurants in 2015, partially offset by the opening of five restaurants during 2015, one restaurant opening during the first quarter of 2016 and a decrease in average unit volumes of most existing locations.

Operating Expenses

Food, beverage and packaging costs decreased by $2.5 million, or 28.5%, to $6.2 million in Fiscal Year 2016 from $8.7 million in Fiscal Year 2015 as a result of the lower number of restaurants in operation during Fiscal Year 2016 as well as better cost management partially offset by inflationary factors. Food, beverage, and packaging cost as a percentage of sales decreased to 30.0% in Fiscal Year 2016 from 31.4% in Fiscal Year 2015 primarily due better sourcing partially offset by net commodity cost inflation.

Compensation costs decreased by $3.0 million, or 27.6%, to $8.0 million in Fiscal Year 2016 from $11.0 million in Fiscal Year 2015. The decrease was primarily due to the lower number of restaurants operating in 2016 versus those operating in 2015. Compensation cost as a percentage of sales decreased to 38.5% in Fiscal Year 2016 from 39.8% in Fiscal Year 2015 due primarily to the closure of 11 restaurants which had higher average labor costs as a percentage of sales.

Occupancy costs decreased by $1.7 million, or 49.7%, to $1.7 million in Fiscal Year 2016 from $3.4 million in Fiscal Year 2015 primarily due to the closure of 11 restaurants in 2015, eight of which closed on the last day of the fiscal year. Additionally, there was a $916,000 one-time expense for lease liability stemming from the closure of the 11 restaurants. Occupancy cost as a percentage of sales decreased to 8.4% in Fiscal Year 2016 from 12.4% in Fiscal Year 2015 due to the lower number of stores (a net of six) operating in 2016.

Other operating costs decreased by $0.7 million, or 11.3%, to $5.5 million in Fiscal Year 2016 from $6.2 million in Fiscal Year 2015 primarily due to the decrease in the number of restaurants operating in 2016. Other operating cost as a percentage of sales increased to 26.5% in Fiscal Year 2016 from 22.4% in Fiscal Year 2015 primarily due to an increase in supplies, maintenance and information systems expenses.

General and administrative expenses decreased by $1.1 million, or 21.4%, to $4.1 million in Fiscal Year 2016 from $5.2 million in Fiscal Year 2015. General and administrative costs as a percentage of sales increased to 19.6% in Fiscal Year 2016 from 18.7% in Fiscal Year 2015 primarily due to the lower sales achieved in fiscal 2016.

Pre-opening costs decreased by $1.4 million, or 79.9%, to $0.4 million in Fiscal Year 2016 from $1.8 million in Fiscal Year 2015. This was due to the fact that the Company opened five new restaurants in Fiscal Year 2015 and only one new restaurant in Fiscal Year 2016. As a percentage of sales, pre-opening costs decreased to 1.7% in Fiscal Year 2016 from 6.5% in Fiscal Year 2015.

Depreciation and amortization decreased by $1.3 million, or 28.0%, to $3.4 million in Fiscal Year 2016 from $4.7 million in Fiscal Year 2015 primarily due to the decrease in the total number of restaurants operating in 2016. Eleven (11) restaurants were closed during Fiscal Year 2015, of which eight closed on the last day of the fiscal year, and only one was opened in 2016. Depreciation and amortization as a percentage of sales decreased to 16.2% in Fiscal Year 2016 from 16.8% in Fiscal Year 2015.

Impairment and loss on asset disposal decreased by $10.4 million, to $2.9 million in Fiscal Year 2016 from $13.3 million in Fiscal Year 2015. The decrease was primarily due to the closure of 11 restaurants and the $10.0 million write down of the remaining assets in 2015. In addition, we impaired $2.8 million of assets for four Bagger Dave’s locations in 2015 and another $3.3 million for seven locations in Fiscal Year 2016.  Impairment and loss on disposal of assets as a percentage of sales, decreased to 14.2% in Fiscal Year 2016 from 48.0% in Fiscal Year 2015.

Interest and Taxes

Bagger Dave’s had no interest expense during the years ended December 25, 2016 and December 27, 2015. In addition, due to the net losses incurred in Fiscal 2016 and 2015, Bagger Dave’s had no income tax expense during either fiscal year. We also have a full valuation allowance on our deferred tax assets, which were largely generated by our losses.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash balance at the time of Separation along with the cash flow from operations will be sufficient to meet our operational needs for at least the next 12 months. Upon execution of the spin-off, DRH provided Bagger Dave’s with $2.0 million in cash. If deemed necessary within Fiscal Year 2017 an additional $1.0 million of funding may be provided upon approval by DRH and its lenders. The cash funding along with cash from operations, will help to ensure we can afford to cover all general and administrative expenses and non-discretionary capital expenditures.

Our capital requirements will be dependent on economic conditions and on the cost and potential need to invest in maintenance, facility upgrades, capacity enhancements, information technology and other general corporate capital expenditures.

Cash used in operations for fiscal 2016 and 2015 was $7.9 million and $8.9 million, respectively. Net cash used by operating activities consisted primarily of net losses adjusted for non-cash expenses and changes in working capital.

Opening new restaurants, including construction of the buildings associated with the new restaurants has been our primary use of capital and was the majority of our capital expenditures in 2015 and 2016.

We believe that reinvesting in existing restaurants is important and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $0.5 million (for a full extensive remodel of the restaurant). While such reinvestment is important, given the age and current condition of our restaurants, we are not planning to undertake any major updates in 2017.

2017 Capital Plan

We will not commit to further development of Bagger Dave’s restaurants until we are confident that we can obtain and maintain a target return on investment. We believe that following this strategy will significantly reduce our capital needs and increase operating cash flow in the near term. To achieve a level of confidence in our targeted return on investment, we will continue to monitor the performance of our newest restaurants as they cycle past their honeymoon period in the second year. If average unit volumes sustain and we feel there is a level of consistency in the operation, we will have more comfort that the latest model, menu design and marketing message are successful. In addition, we will monitor mature locations, seeking improvement in average unit volumes based on the latest menu, marketing messages and improved level of service. Increased, or in the case of newer locations, sustained average unit volumes, is a significant factor in assessing the viability of the concept and will play a critical role in determining future expansion plans.

For 2017, capital expenditures are anticipated to be between $0.2 million and $0.3 million since there will be no new restaurants openings or any significant upgrades or remodels

Impact of Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

All of our restaurant staff members are paid hourly rates related to the federal minimum wage. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to Financial Statements in this Registration Statement describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. We consider an accounting estimate to be critical if it requires assumptions to be made and changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. Based on management’s quantitative analysis, an impairment of $2.8 million was recorded for four underperforming Bagger Dave’s locations during the fiscal year ended December 27, 2015. During fiscal year ended December 25, 2016, $3.5 million in impairment losses were recognized related to seven underperforming locations.

We are currently monitoring several restaurants in regards to the valuation of long-lived assets and have developed plans to continue improvement of operating results. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

We account for exit or disposal activities, including restaurant closures, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets, as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. In June 2015, management determined that three Bagger Dave’s locations were underperforming and it was best to reallocate valuable resources to higher performing locations. In late July 2015, the DRH Board of Directors approved the closure of these three Bagger Dave’s locations. The restaurants closed on August 7, 2015. Additionally, in the Fourth Quarter 2015, DRH management determined eight additional restaurants were to be closed due to under-performance. The Board of Directors approved the closure of the locations on December 15, 2015. Closures occurred on December 27, 2015. Refer to Note 2 of the financial statements for additional details.

Indefinite-Lived Intangible Assets

Liquor licenses, a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis or more frequently if impairment indicators are present to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference. No impairments were recognized in fiscal years 2016 or 2015.

Income Taxes

The Company will file a consolidated tax return with DRH for the portion of the 2016 tax year prior to the spin-off transaction, i.e. fiscal 2016. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Current and deferred taxes were determined as if the Company were filing a separate tax return.

In accordance with the provisions of FASB ASC 740, Income Taxes (“ASC 740”), a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities and projected future taxable income as tax planning strategies. We have recorded a full valuation allowance on our deferred tax assets given the negative evidence of our recent years’ history of losses.

The Company applies the provisions of ASC 740 regarding the uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions for fiscal 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company was spun off from DRH in December 2016 with no debt. We currently have no interest rate risk.

Inflation

The primary inflationary factors affecting our operations are food, labor and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates and tip-credit wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases.

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe almost all of our food and supplies are available from several sources, which helps to control food product risks. Our purchasing department for Bagger Dave’s negotiates directly with our independent suppliers for our supply of food and paper products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and our historical use of the products are such that we believe these minimum purchase requirements do not create a material market risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Registered Accounting Firm are included in this Annual Report and are incorporated herein by reference.

BAGGER DAVE’S BURGER TAVERN, INC.

40

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bagger Dave’s Burger Tavern, Inc.

Traverse City, MI

We have audited the accompanying consolidated balance sheets of Bagger Dave’s Burger Tavern, Inc. of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bagger Dave’s Burger Tavern, Inc. at December 25, 2016 and December 27, 2015, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, prior to the separation of the Company from Diversified Restaurant Holdings, Inc., the Company operated as a part of Diversified Restaurant Holdings, Inc. The consolidated financial statements have been prepared from accounting records maintained by Diversified Restaurant Holdings, Inc. and may not necessarily be indicative of the financial condition, or results of operations and cash flows that would have existed had the Company been operated as a stand-alone company prior to December 25, 2016.

/s/ BDO USA, LLP

Troy, Michigan
April 3, 2017

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED BALANCE SHEETS

	December 25, 2016	December 27, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,818,813	$700,638
Accounts receivable	200,517	373,619
Inventory	367,988	336,205
Prepaid assets	173,358	303,966
Total current assets	2,560,676	1,714,428

Property and equipment, net	14,382,673	19,917,050
Intangible assets, net	640,275	793,753
Other long-term assets	-	164,878

Total assets	$17,583,624	$22,590,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$493,300	$1,847,242
Accrued compensation	-	692,168
Other accrued liabilities	326,966	1,427,860
Current portion of deferred rent	140,431	189,068
Total current liabilities	960,697	4,156,338

Deferred rent, less current portion	1,035,795	926,587
Other liabilities	351,950	757,743
Total liabilities	2,348,442	5,840,668

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity
Common stock $.0001 par value; 100,000,000 shares authorized; 26,692,119 shares issued and outstanding	2,669	-
Additional paid-in capital	15,232,513	-
Parent company investment	-	16,749,441

Total stockholders’ equity	15,235,182	16,749,441

Total liabilities and stockholders’ equity	$17,583,624	$22,590,109

See accompanying notes to consolidated financial statements.

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 25, 2016	December 27, 2015

Revenue	$20,741,427	$27,685,331

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	6,224,356	8,706,993
Compensation costs	7,982,392	11,027,840
Occupancy costs	1,732,969	3,441,957
Other operating costs	5,496,660	6,196,142
General and administrative expenses	4,063,920	5,168,753
Pre-opening costs	362,064	1,804,768
Depreciation and amortization	3,353,194	4,659,689
Impairment and loss on asset disposals	2,946,387	13,275,670
Total operating expenses	32,161,942	54,281,812

Operating loss	(11,420,515)	(26,596,481)

Other income, net	11,066	39,644

Net loss	(11,409,449)	(26,556,837)

Basic earnings per share	$(0.43)	$(1.01)
Fully diluted earnings per share	$(0.43)	$(1.01)

Weighted average number of common shares outstanding

Basic	26,434,238	26,184,219
Diluted	26,434,238	26,184,219

See accompanying notes to consolidated financial statements.

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Parent Company Investment	Total Stockholders' Equity

Balance - December 28, 2014	-	$-	$-	$23,501,278	$23,501,278

Net transfer from parent	-	-	-	19,805,000	19,805,000

Net loss	-	-	-	(26,556,837)	(26,556,837)

Balance - December 27, 2015	-	-	-	16,749,441	16,749,441

Net transfer from parent	-	-	-	7,895,190	7,895,190

Cash infusion from parent	-	-	2,000,000	-	2,000,000

Net loss	-	-	-	(11,409,449)	$(11,409,449)

Reclassification of Parent Company Investment to common stock and paid in capital in conjunction with the Separation	26,692,119	2,669	13,232,513	(13,235,182)	-

Balance - December 25, 2016	26,692,119	$2,669	$15,232,513	$-	$15,235,182

See accompanying notes to consolidated financial statements.

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Cash flows from operating activities
Net loss	$(11,409,449)	$(26,556,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,353,194	4,659,689
Realized gain on sale-leaseback	-	(29,371)
Impairment and loss on asset disposals	2,946,387	13,275,670
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	173,102	(363,132)
Inventory	(31,783)	19,496
Prepaid expenses	130,608	(229,828)
Intangible assets	60,676	(123,895)
Other long-term assets	164,878	(151,384)
Accounts payable	(1,118,454)	(372,989)
Accrued liabilities	(2,198,855)	1,383,814
Deferred rent	60,571	(431,471)
Net cash used in operating activities	(7,869,125)	(8,920,238)

Cash flows from investing activities
Proceeds from sale of property and equipment	1,514,155	-
Purchases of property and equipment	(2,422,045)	(12,347,862)
Proceeds from sale-leaseback	-	2,043,876
Net cash used in investing activities	(907,890)	(10,303,986)

Cash flows from financing activities
Cash contributed by parent upon spin-off	2,000,000	-
Net transfers from parent	7,895,190	19,805,000
Net cash provided by financing activities	9,895,190	19,805,000

Net increase in cash	1,118,175	580,776

Cash and cash equivalents, beginning of period	700,638	119,862

Cash and cash equivalents, end of period	1,818,813	700,638

See accompanying notes to consolidated financial statements.

BAGGER DAVE’S BURGER TAVERN, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On August 4, 2016, Diversified Restaurant Holdings, Inc. (“DRH” or “the Parent”) announced that its Board of Directors unanimously approved a plan to pursue a tax-free spin-off of its Bagger Dave’s business Specifically, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave's Burger Tavern, Inc., a newly created Nevada corporation ("Bagger Dave's" or "Bagger"), which was then spun-off into a stand-alone, publicly-traded company on the over-the-counter exchange. In connection with the Spin-Off, DRH contributed to Bagger certain assets, liabilities, and employees related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity. Additionally, DRH contributed $2 million in cash to Bagger to provide working capital for Bagger’s operations and is a guarantor for certain of Bagger's lease obligations.. Additionally, DRH has agreed that, if deemed necessary within twelve months after the spin-off, it will contribute an additional $1 million cash, subject to the approval of their (DRH’s) lenders.

The spinoff was completed on December 25, 2016 via a one-for-one distribution of common shares in Bagger Dave’s to DRH shareholders of record on December 19, 2016.

The consolidated balance sheet at December 25, 2016 represents the assets and liabilities that were spun off from DRH to Bagger Dave’s. See also Note 7 for the deferred taxes that were spun off, but for which a full valuation allowance was recorded prior to spin off.

Prior to the spin-off, Bagger Dave’s was a co-obligor on a joint and several basis with DRH on DRH’s $155 million senior secured credit facility. DRH’s debt under the facility remained with DRH and Bagger Dave’s was released as a borrower. Additionally, DRH retained substantially all of the benefits (net operating loss and tax credit carryforwards) generated by Bagger Dave’s prior to the date of the spin-off.

The Company headquarters are located at 807 W. Front St., Suite B, Traverse City, MI 49684. We can also be found on the Internet at www.baggerdaves.com.

DRH originated the Bagger Dave’s concept with the first restaurant opening in January 2008 in Berkley, Michigan. As of December 25, 2016, there were 19 Bagger Dave’s restaurants in operation, 16 in Michigan, one in Indiana and two in Ohio. See also Note 11 Subsequent Events. Bagger Dave’s has the right to the Bagger Dave’s concept and has rights to franchise the concept in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio and Wisconsin. We do not intend to pursue franchise development at this time.

Launched in January 2008, Bagger Dave’s is a unique, full-service, ultra-casual restaurant and bar concept. We have worked to create a concept that provides a warm, inviting and entertaining atmosphere through a friendly and memorable guest experience.

Bagger Dave’s specializes in locally-sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, hand-dipped milk shakes, salads, black bean turkey chili and much more, delivered in a warm, hip atmosphere with friendly “full” service. The concept differentiates itself from other full-service casual dining establishments by the absence of walk-in freezers and microwaves, substantiating our fresh food offerings. The concept focuses on local flair of the city in which the restaurant resides by showcasing historical photos. Running above the dining room and bar, the concept features an electric train; a feature which was the genesis of Bagger Dave’s logo.

We follow accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles in the United States of America (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”).

Basis of Presentation

These consolidated financial statements include the accounts of Bagger Dave’s Burger Tavern, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Prior to the spin-off, the financial statements included AMC Burgers, Inc. and certain real estate entities and were derived from the consolidated financial statements and accounting records of DRH, as if Bagger Dave’s operated on a standalone basis. All intercompany transactions and account balances within the Company have been eliminated. As business operations of DRH, we did not maintain our own legal, tax, and certain other corporate support functions. As more fully described in Note 6, the statements of operations include expense allocations for certain functions provided by DRH up to the date of the spin-off. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. The Company believes that the methods by which DRH allocated its costs are reasonable and are a reasonable reflection of the utilization of services by, or benefits provided to the Company to be incurred by Bagger Dave’s. The consolidated financial statements contained herein may not be indicative of Bagger Dave’s financial position, operating results and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2016 ended on December 25, 2016 and fiscal year 2015 ended on December 27, 2015. Each fiscal year was comprised of 52 weeks.

Management’s Plan Regarding Going Concern

Through a number of initiatives, many of which are in place and have illustrated short-term, expected outcomes, we will focus to ensure that Bagger’s Dave’s operating cash flow is sufficient to support the business as a going concern. General and administration expense as presented in the financial statements for both 2016 and 2015 includes allocations of DRH management and support expenses that will not be incurred by Bagger Dave’s in future periods since these expenses will remain with DRH. We have a detailed plan to increase the restaurant level profitability, significantly reduce general and administrative expenses and minimize capital expenditures to ensure sustainable free cash flow. Some of the key components of this plan include:

Increase in restaurant-level profitability by:

Driving increased average weekly volumes (“AWVs”) with a new menu design, improved net-promotor scores, enhanced kitchen process (to ensure fast, consistent ticket times), new messaging and our first cable television advertising campaign. We believe our portfolio of Bagger Dave’s locations has significant opportunity to experience increased AWVs on relatively low base of about $21,600 based on fiscal year 2016.

Reducing cost of sales and working closely with our vendors, we have found a number of opportunities to improve our cost of sales while maintaining product quality. We have also found savings opportunities through productivity and waste reduction.

Reducing labor costs through an extensive labor strategy, we anticipate significant labor cost reduction for both hourly and salary restaurant-level employees. We expect to reduce hourly labor through enhanced recruiting and retention programs that should alleviate turnover; a significant cost that influences hourly labor. We are also exploring alternative strategies to better align management salaries with a location’s profitability.

Reducing occupancy costs. We have hired a third party to review and potentially renegotiate all leases and real estate taxes. We believe that we have the opportunity to reduce this fixed cost at many of our locations.

Reducing operating expenses. We have reduced or are in the process of reducing or eliminating expenses that are unnecessary for the operations of the business or are excessive to support our needs. In some cases, we are able to find alternative solutions at a lower cost.

Decrease in general and administration expense by:

Reducing salary expense. The 2016 and 2015 Bagger Dave’s financial statements include allocations from DRH management team members that will not do work on behalf of or be charged to Bagger Dave’s post spin-off. In addition, there has been some rationalization of salary overhead due to the 2015 closures and some natural attrition. We believe that, although lower, with proper allocation of responsibilities, the Bagger Dave’s management team can be highly effective to drive the business to greater profitability.

Reducing marketing expense. Effective 2017, Bagger Dave’s marketing budget will be 3.0% of sales. In prior years, the marketing spend was between 4.0%-10.0% in any given period. We believe that, with a more efficient use of marketing funds, and higher focus on local store marketing initiatives, we can achieve a better return on our marketing investment though increased sales.

Management of capital expenditures:

With the exception of regular maintenance-related capital expenditures necessary to keep our restaurants running, we have no plans for capital improvement expenses related to remodels, refreshes or new restaurant development. With the young average age of our stores, the recent capital expenses to upgrade some of our older facilities and our focus on achieving positive free cash flow, we have no plans for any significant level of capital expenditures.

We believe that general and administration expense and capital expenditures will range between $1.9 million and $2.3 million in 2017. Coupled with the aforementioned plan to increase profitability, reduce general and administrative expenses and reduce capital expenses, we believe that our current cash resources are sufficient to meet our needs. However, during fiscal 2017, an additional $1.0 million of funding may be considered upon approval by DRH and its lenders. This additional funding would only be considered if deemed necessary and in the event Bagger Dave’s is unable to obtain a line of credit facility.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits in banks. The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash and cash equivalents. The Company, at times throughout the year, may, in the ordinary course of business, maintain cash balances in excess of federally-insured limits. Management does not believe the Company is exposed to any unusual risks on such deposits.

Accounts Receivable

Accounts receivable primarily consist of contractually determined receivables for leasehold improvements and are stated at the amount management expects to collect. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense or deferred rent as applicable. There was no allowance for doubtful accounts necessary at December 25, 2016 and December 27, 2015.

Gift Cards

The Company records Bagger Dave’s gift card sales as a gift card liability when sold. When redeemed, the gift card liability account is offset by recording the transaction as revenue. Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until 5 years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave’s restaurants for the Company to record as of December 25, 2016 and December 27, 2015.

The Company’s gift card liability was $282,717 and $246,121 as of December 25, 2016 and December 27, 2015, respectively, and is included in other accrued liabilities on the Consolidated Balance Sheets.

Inventory

Inventory consists mainly of food and beverage products and is accounted for at the lower of cost or market using the first in, first out method of inventory valuation. Cash flows related to inventory sales are classified in net cash used by operating activities in the Consolidated Statements of Cash Flows.

Prepaids and Other Long-Term Assets

Prepaid assets consist principally of prepaid rent, insurance and contracts and are recognized ratably as operating expense over the period of future benefit. Other long-term assets consist primarily of security deposits for operating leases and utilities.

Property and Equipment

Property and equipment are recorded at cost. Buildings, which includes buildings on leased land, are depreciated using the straight-line method over the shorter of the term of the lease or its estimated useful life, which ranges from 10-39 years. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, with consideration of renewal options if renewals are reasonably assured because failure to renew would result in an economic penalty, or the estimated useful lives of the assets, which is typically five - 15 years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

The Company capitalizes items associated with construction but not yet placed into service, known as construction in progress (“CIP”). Items capitalized include fees associated with the design, build out, furnishing of the restaurants, leasehold improvements, construction period interest (when applicable), equipment, and furniture and fixtures. Restaurant CIP is not amortized or depreciated until the related assets are placed into service. Items are placed into service according to their asset category when the restaurant is open for service.

Intangible Assets

Amortizable intangible assets consist of trademarks and are stated at cost, less accumulated amortization. The trademarks are amortized on a straight-line basis over the estimated useful life of 15 years.

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference. If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized in fiscal year 2016 or fiscal year 2015.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. Refer to Note 2 for additional information.

We account for exit or disposal activities, including restaurant closures, in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Refer to Note 2 for additional information.

Deferred Rent

Certain operating leases provide for minimum annual payments that increase over the life of the lease. Typically, our operating leases contain renewal options under which we may extend the initial lease terms for periods of five to 10 years. The aggregate minimum annual payments are expensed on a straight-line basis commencing at the start of our construction period and extending over the term of the related lease, including option renewals as deemed reasonably assured. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts, in its straight-line computation, for the effect of any “rental holidays”, “free rent periods”, and “landlord incentives or allowances”.

Deferred Gains

Deferred gains on the sale leaseback transaction described in Note 3, are recognized into income over the life of the related operating lease agreements.

Parent Company Investment

Parent company investment in the Consolidated Balance Sheets represents the Parent’s historical investment in the Company, the net effect of cost allocations from the Parent, net transfers of cash and assets from Parent and the Company’s accumulated earnings prior to the spin-off on December 25, 2016.

Revenue Recognition

Revenues from food and beverage sales are recognized and generally collected at the point of sale. All sales taxes are presented on a net basis and are excluded from revenue.

Advertising

Advertising expenses of $1.1 million and $2.7 million are included in general and administrative expenses in the Consolidated Statements of Operations for the years ended December 26, 2016 and December 27 2015, respectively.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. The Company also reclassifies labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training. These costs are expensed as incurred. Pre-opening costs were $362,000 and $1.8 million are included in the Consolidated Statements of Operations for the years ended December 25, 2016 and December 27 2015, respectively. Excess labor cost incurred after restaurant opening and included in pre-opening cost were approximately $141,000 and $406,000 for the years ended December 25, 2016 and December 27 2015, respectively.

Income Taxes

Prior to the spin-off, the Company filed a consolidated tax return with DRH for both periods reported. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Current and deferred taxes were determined as if the Company were filing a separate tax return.

The Company applies the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 25, 2016 and December 27, 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Payments.” ASU 2016-15 provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of the guidance, but do not believe it will materially impact our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases, ASU 2016-02 requires that lease arrangements longer than 12 months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We believe the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and our non-current liabilities on our consolidated balance sheet as it will require us to record the right of use assets and the related lease liabilities for our existing operating leases. We are currently unable to estimate the impact of the updated guidance on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Topic 740: Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”), which simplifies the presentation of deferred income taxes. ASU No. 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The Company adopted this standard as of December 27, 2015, with prospective application. The adoption of ASU No. 2015-17 had no impact on the Company’s Consolidated Statements of Operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (’‘ASU 2014-15”), to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation for each annual and interim reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company opted to early adopt this guidance in conjunction with these financial statements which did not have a material impact on our consolidated financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-04, Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 addresses the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party.

These standards are effective for annual periods beginning after December 15, 2017, and interim periods therein. We are currently evaluating the impact of our pending adoption of ASU 2014-09, although based on the nature of our business we do not expect the standard will have a significant impact on our consolidated financial statements.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

2. IMPAIRMENTS, DISPOSALS AND EXIT COSTS

During 2015, the Company decided to close 11 underperforming locations, eight in Indiana and three in Michigan (the “2015 Restaurant Closures”). The Company closed these restaurants during the third and fourth quarters of 2015. In connection with the 2015 Restaurant Closures, the Company recorded expenses of $10.8 million, including property and equipment impairment charges, exit costs associated with lease obligations, employee terminations and other closure related obligations. The Company incurred an additional $0.6 million in charges in fiscal 2016 related to these closures.

The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the 2015 Restaurant Closures during the fiscal years ended December 25, 2016 and December 27, 2015:

	Fiscal	Fiscal
	Year 2016	Year 2015
Beginning of the year	$1,247,186	$-
Charges	600,000	1,322,308
Cash payments	(1,740,033)	(75,122)
Transfer of liability to DRH upon spin-off	(107,153)	-
End of the year	$-	$1,247,186

The $1,247,186 liability is recorded as follows in the Consolidated Balance Sheet as of December 27, 2015; Other accrued liabilities of $916,706 and Other liabilities of $330,480.

At December 25, 2016 and December 27, 2015, there were $0.0 million and $0.9 million of fixed and intangible assets for the closed locations held for sale, which is recorded in Property and equipment on the Consolidated Balance Sheets.

Based on impairment indicators that existed at December 25, 2016, the Company performed an impairment analysis on its long-lived assets subject to amortization and recorded a fixed asset impairment of $3.5 million related to seven underperforming Bagger Dave’s locations. The impairment charge was recorded to the extent that the carrying amount of the assets were not considered recoverable based on the  estimated discounted cash flows and the underlying fair value of the assets, which was recorded in impairment and loss on asset disposals on the Consolidated Statements of Operations for fiscal year 2016.

Based on impairment indicators that existed at December 27, 2015, the Company performed an impairment analysis on its long-lived assets subject to amortization and recorded a fixed asset impairment of $2.8 million related to four underperforming Bagger Dave’s locations. The impairment charge was recorded to the extent that the carrying amount of the assets were not considered recoverable based on the estimated discounted  cash flows and the underlying fair value of the assets, which was recorded in impairment and loss on asset disposals on the Consolidated Statements of Operations for fiscal year 2015.

The following is a summary of the expenses recognized in the Consolidated Statements of Operations during the years ended December 25, 2016 and December 27, 2015 related to the restaurant closures and impairment of property and equipment:

	Location in the Consolidated	Fiscal	Fiscal
Description	Statement of Operations	Year 2016	Year 2015
Property and equipment impairments	Impairment and loss on asset disposals	$3,548,575	$12,708,951
Facility closure and other expenses	Occupancy costs	-	756,524
Severance expense	Compensation costs	-	109,763
		$3,548,575	$13,575,238

During fiscal year 2016 and fiscal year 2015, the Company recorded other asset disposal gains of $0.6 million and losses of $0.6 million, respectively.

We are currently monitoring several restaurants in regards to the valuation of long-lived assets and have developed plans to continue improvement of operating results. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	December 25, 2016	December 27, 2015
Land	$-	$37,500
Buildings	1,672,568	2,339,219
Equipment	4,704,891	6,365,598
Furniture and fixtures	1,406,772	1,767,352
Leasehold improvements	12,154,689	13,895,762
Restaurant construction in progress	-	985,808
Total	19,938,920	25,391,239
Less accumulated depreciation	(5,556,247)	(5,474,189)
Property and equipment, net	$14,382,673	$19,917,050

Depreciation expense was $3.4 million and $4.7 million during the years ended December 25, 2016 and December 27, 2015 and, respectively.

Sale leaseback transactions

On October 6, 2014, the Company entered into a sale leaseback agreement for $8.9 million with a third-party Real Estate Investment Trust (“REIT”). The arrangement includes the sale of six Bagger Dave’s locations. In Q4 2014, we closed on five of the six properties, with total proceeds of $6.9 million. We closed on the remaining property in June 2015. We received total proceeds of $2.0 million and recorded losses of $0.2 million, which is recorded in Impairment and loss on asset disposals on the Consolidated Statements of Operations for the year ended December 27, 2015. Pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to the purchaser after final inspection and, in turn, entered into separate leases with the purchaser having a 15-year basic operating lease term plus four separate 5-year renewal options. As of December 27, 2015, $29,000 of the deferred gain was recorded in Other accrued liabilities and $0.4 million of the deferred gain was recorded in Other liabilities on the Consolidated Balance Sheets. As of December 25, 2016, $29,000 of the deferred gain was recorded in Other accrued liabilities and $0.3 million of the deferred gain was recorded in Other liabilities on the Consolidated Balance Sheets. The gains will be recognized into income as an offset to rent expense over the life of the related lease agreements. See Note 8 for additional information.

4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 25, 2016	December 27, 2015
Amortized intangible assets
Trademarks	$70,576	$64,326
Less accumulated amortization	(18,965)	(14,364)
Amortized intangible assets, net	51,611	49,962

Unamortized intangible assets
Liquor licenses	588,664	743,791
Total intangible assets, net	$640,275	$793,753

Amortization expense for the years ended December 25, 2016 and December 27, 2015 was $4,601 and $4,286, respectively.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years and thereafter is projected as follows:

Year	Amount
2017	$4,601
2018	4,601
2019	4,601
2020	4,601
2021	4,601
Thereafter	28,606
Total	$51,611

The aggregate weighted-average amortization period for intangible assets is 11.2 years.

5. OTHER ACCRUED LIABILITES, CURRENT

	December 25, 2016	December 27, 2015
Gift card liability	$282,717	$246,121
Closure liability - current	-	916,706
Sales tax payable	-	133,256
Other	44,249	131,777
Total accrued other liabilities	$326,966	$1,427,860

6. RELATED PARTY TRANSACTIONS

In connection with the separation described in Note 1, the Company entered into a transition services agreement (the “TSA”) with DRH pursuant to which DRH will provide certain information technology and human resource support, limited accounting support, and other administrative functions at no charge. The TSA is intended to assist the Company in efficiently and seamlessly transitioning to operating on its own. The TSA expires in December, 2017 at which time the parties may negotiate which services will be required on an on-going basis and the fees that will be charged for such services. As the date of this filing, DRH is listed as the guarantor on 16 of the 18 Bagger Dave’s leases in the event of nonpayment of rent by Bagger Dave’s. For open locations the guarantees range from two to 15 years and approximate $9.8 million as of December 25, 2016.

Allocation of General Corporate Expenses

The Consolidated Statements of Operations include expense allocations for certain functions provided by DRH. Historically, we have used the corporate functions of DRH for a variety of services including treasury, accounting, tax, legal, marketing and other shared services, which include the costs of payroll, employee benefits and related costs. Total shared services expense allocated to the Company were $3.2 million in fiscal 2016 (consisting of $2.0 million of compensation, $1.1 million of marketing costs and $0.1 million of other expenses) and were $4.9 million in fiscal 2015 (consisting of $1.8 million of compensation, $2.7 million of marketing costs and $0.4 million of other expenses). Compensation allocations set forth in the financial statements are based upon estimated time spent by each individual of the DRH management team whose time was split between BWW and the Bagger Dave’s brand. These individuals’ allocations to Bagger Dave’s were based on the estimated percentage of their time spent working with Bagger Dave’s. Marketing costs were allocated based upon actual Bagger Dave’s costs derived from a review of each invoice expensed during the period. Other expenses were allocated on an estimated percentage based upon the service provided.

The expense allocations were determined on a basis that both the Company and DRH consider to be a reasonable reflection of the utilization of services provided or the benefit received during the periods presented. The allocations may not, however, reflect the expense that would have been incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if Bagger Dave’s had been a stand-alone company would depend on a number of factors, including the chosen organization structure, what functions were outsourced or performed by employees and other strategic decisions.

Beginning in fiscal year 2017, no general corporate expenses will be allocated because the spin-off occurred on December 25, 2016.

Parent Company Equity

Prior to the spin-off, the consolidated financial statements include the allocation of certain assets and liabilities that have historically been held at the DRH corporate level but which are specifically identifiable or allocable to Bagger Dave’s. Cash and cash equivalents and short-term investments held by DRH were not allocated to Bagger Dave’s unless the cash or investments were held by an entity that is directly attributable to and held by Bagger Dave’s. All intercompany transactions between DRH and Bagger Dave’s have been included in these consolidated financial statements and are considered to be effectively settled for cash in the consolidated financial statements as of December 25, 2016. The cumulative amount of settlements, along with the Company’s accumulated earnings is reflected in the Consolidated Balance Sheets as Parent Company Investment in Bagger Dave’s. The total net effect of the settlement of these intercompany transactions during the year is reflected in the Consolidated Statements of Cash Flow as a financing activity. Upon spin-off, the balance in Parent Company Investment was transferred to Common Stock and Additional Paid in Capital.

The average balance due to Parent within Parent Company Equity during fiscal 2016 and 2015 was $65.1 million and $50.2 million, respectively. The net transfers from parent within the Consolidated Statements of Parent Company Equity for 2016 were comprised of net cash transfers from parent of $4.7 million and an allocation of general DRH corporate expenses of $3.2 million. The net transfer from parent within the Consolidated Statements of Parent Company Equity for 2015 were comprised for net cash transfers from parent of $14.9 million and allocation of general DRH corporate expenses of $4.9 million.

Board Composition

The Company’s board of directors includes, but is not limited to, the DRH board members and one DRH executive.

7. INCOME TAXES

The benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income loss. The items causing this difference are as follows:

	December 25, 2016	December 27, 2015
Income tax benefit at federal statutory rate	$(3,879,213)	$(9,029,325)
State income tax, net of federal benefit	(438,123)	(1,573,368)
Permanent differences	94,123	113,574
Tax credits	(275,503)	(288,719)
Impact of spin-off transaction	3,727,034	-
Change in valuation allowance	771,682	10,777,838
Income tax benefit	$-	$-

The spin-off transaction resulted in DRH retaining the majority of the benefits from losses and credits generated by Bagger Dave’s as a result of the restructuring of Bagger Dave’s entities in 2016 but prior to the spin-off. The presentation above reflects the impact of this restructuring and subsequent spin-off that reduces the amount of the losses and credits generated by the Company in 2016 that will ultimately be utilized by the Company, and instead remained with DRH after the spin-off.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities are summarized as follows:

	December 25, 2016	December 27, 2015
Deferred tax assets:
Net operating loss carry-forwards	$551,029	$12,194,528
Book depreciation in excess of tax	526,444	3,190,527
Deferred rent expense	399,916	381,231
Tax credit carry-forwards	34,438	534,973
Sale leaseback deferred gain	128,158	155,146
Accrued closure liabilities	-	424,042
State tax benefits and other	186,215	-
Total deferred tax assets	1,826,200	16,880,447
Deferred tax liabilities:
Tax depreciation in excess of book	-	-

Net deferred tax asset before valuation allowance	1,826,200	16,880,447

Valuation allowance	(1,826,200)	(16,880,447)

Net deferred income tax assets after valuation allowance	$-	$-

Cumulative net operating loss and tax credit carryforwards generated by the Company prior to Bagger Dave’s restructuring remained with DRH after the spin-off and were included in Net Transfer to Parent in the Statements of Stockholders’ Equity during the year ended December 25, 2016. Net operating loss and tax credit carryforwards generated by the Company after the restructuring but before the spin-off were retained by the Company at December 25, 2016.

In accordance with the provisions of ASC 740 a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We have recorded a full valuation allowance on our deferred tax assets given the negative evidence of our recent years’ history of losses. Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

As of December 25, 2016, the Company has available federal and state net operating loss carryforwards of approximately $1.6 million and $1.5 million, respectively. General business tax credits of $0.1 million will expire in 2036.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes. There are no amounts recorded on the Company’s consolidated financial statements for uncertain positions. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 25, 2016.

8. OPERATING LEASES (INCLUDING RELATED PARTIES)

The Company’s lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $1.4 million and $3.0 million for the fiscal years ended December 25, 2016 and December 27, 2015, respectively. On October 30, 2014, Detroit Burgers, Inc., one of our wholly-owned subsidiaries, acquired 100.0% of the membership interests of DMM Group, LLC from a trust controlled by the spouse of DRHs President, CEO and Chairman, T. Michael Ansley for $250,000. DMM Group’s sole asset is the land and improvements used for our Detroit Bagger Dave’s restaurant which was sold in 2016 for $1.3 million and resulted in a gain of $0.9 million. Also, on October 30, 2014 Berkley Burgers, Inc., owned by a related party, sold 100.0% of their membership interests to a third-party REIT, which was also the group that purchased a number of locations from the Company as part of our sales leaseback transaction, as described in Note 3.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at December 25, 2016 are summarized as follows:

Year	Amount
2017	$1,967,832
2018	1,832,352
2019	1,808,491
2020	1,763,308
2021	1,592,598
Thereafter	10,077,546
Total	$19,042,127

9. COMMITMENTS AND CONTINGENCIES

In 2013, DRH sponsored a defined contribution 401(k) plan whereby eligible team members could contribute pre-tax wages in accordance with the provisions of the plan. DRH matched 100.0% of the first 3.0% and 50.0% of the next 2.0% of contributions made by eligible team members. Effective January 1, 2014, DRH ceased the matching program in favor of an annual discretionary contribution to the 401(k) plan. For fiscal 2016 and 2015, the discretionary match was 100.0% of 2.0% contributed, which equated to $31,392 and $20,769, respectively.

The Company is subject to ordinary and routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of its business. The ultimate outcome of any litigation is uncertain. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

10. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $0 and $0 during the years ended December 25 2016 and December 27, 2015 respectively.

Cash paid for income taxes was $0 and $0 during the years ended December 25, 2016 and December 27, 2015, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing transactions for property and equipment not yet paid for as of December 25, 2016 and December 27, 2015 was $0.0 million and $0.2 million, respectively.

11. SUMMARY QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Quarters
	March 27, 2016	June 26, 2016	September 25, 2016	December 25, 2016
Revenue	$5,269,547	$5,439,865	$5,063,316	$4,968,699
Operating Loss	(2,081,901)	(1,353,752)	(2,071,841)	(5,913,021)
Net Loss	(2,076,372)	(1,350,395)	(2,070,822)	(5,911,860)

Net Loss per Share	$(0.08)	$(0.05)	$(0.08)	$(0.22)
Weighted average number of common shares outstanding	26,298,034	26,379,065	26,625,615	26,664,409

	Fiscal Quarters
	March 29, 2015	June 28, 2015	September 27, 2015	December 27, 2015
Revenue	$7,588,243	$7,261,136	$6,043,852	$6,792,100
Operating Loss	(2,482,567)	(4,893,947)	(3,791,381)	(15,428,586)
Net Loss	(2,477,111)	(4,865,686)	(3,789,510)	(15,424,530)

Net Loss per Share	$(0.09)	$(0.19)	$(0.14)	$(0.59)
Weighted average number of common shares outstanding	26,149,184	26,151,853	26,251,109	26,294,530

12. SUBSEQUENT EVENTS

On January 9, 2017, we closed the Grand Rapids Bagger Dave’s location. The assets for this location were fully impaired during fiscal year 2016.

On January 21, 2017, the Board of Directors approved the 2017 Stock Option and Restricted Stock Plan (“the Plan”). The persons eligible to receive awards under the Plan are the employees, directors and consultants of the Company and its affiliates. The purpose of the Plan is to provide a means by which eligible recipients may be given an opportunity to benefit from increases in value of the Common Stock through the granting of the following: (i) Incentive Stock Options, (ii) Nonqualified Stock Options, (iii) Stock awards (iv) Rights to acquire restricted stock, and (v) stock appreciation rights. The Company can reserve up to 10,000,000 shares of its Common Stock for issuance under this plan. Vesting provisions of up to three years will apply to any and all awards. At this time, no awards have been granted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

REPORT BY BAGGER DAVE’S BURGER TAVERN, INC.’S MANAGEMENT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 25 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 25, 2016, Bagger Dave’s Burger Tavern, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

Bagger Dave’s Burger Tavern, Inc.

/s/ T. Michael Ansley	Dated:
T. Michael Ansley
Chairman of the Board, President, Chief Executive Officer, and Principal Executive Officer

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, determined that our internal control over financial reporting disclosure controls and procedures were effective as of December 25, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 25, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on our evaluation and in consideration of the COSO criteria, our management concluded that our internal controls over financial reporting were effective as of December 25, 2016.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the quarter ended December 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 25, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and executive officers is set forth below. There are no family relationships among any of our directors or executive officers

Name, Age, and Position with the Company	Has Served As Director Since

T. Michael Ansley, 45, Director, Chairman of the Board, President and Chief Executive Officer	2016
David G. Burke, 45, Director	2016
David Fisher, 45, Director	2016
Shawn Lilley, 55, Director	2016
Joseph M. Nowicki, 54 Director	2016

Our executive officers are generally appointed each year at the annual meeting of our Board. Their terms of office are at the discretion of our Board.

The factual information below for each director and for each executive officer has been provided by that person. The particular experience, qualifications, attributes or skills that led our Board to conclude that each should serve on our Board, in light of our business and structure, was determined by our Board or independent members of the Board.

T. Michael Ansley has served as our President, Chief Executive Officer, and Chairman since our inception. Mr. Ansley serves in similar roles for DRH, a reporting company pursuant to Section 12 of the Exchange Act. Mr. Ansley holds similar positions for DRH’s wholly-owned subsidiaries AMC Group, Inc., AMC Wings, Inc. and AMC Real Estate, Inc. The Company’s roots can be traced back to 2008 when Mr. Ansley opened his first Bagger Dave’s restaurant in Berkley, Michigan. Mr. Ansley received a Bachelor of Science degree in business administration from the University of Dayton and currently serves on the Board of Directors of the Michigan Restaurant Association.

We believe Mr. Ansley is qualified to serve as a director of the Company due to his extensive experience in restaurant management, operations and development as well as his demonstrated business leadership abilities and long history with the Company as its founder.

David G. Burke has been a member of the Board since our inception. Mr. Burke also serves on the Board of Directors of DRH, a position he has held since 2007. Prior to joining the Company, Mr. Burke was employed by Federal-Mogul Corporation, a leading global supplier of powertrain and safety technologies serving the world’s foremost original equipment manufacturers and the worldwide aftermarket, where he held roles of increasing responsibility in finance, marketing, and corporate development. Mr. Burke earned a Bachelor of Science degree in mechanical engineering from the University of Dayton and a Master of Business Administration, with a concentration in finance, from the University of Michigan — Ross School of Business.

We believe Mr. Burke is qualified to serve as a director due to his strong leadership, business acumen, and analytical skills, including a unique proficiency with regard to financial modeling and market analysis. Mr. Burke honed his skill set through eight years of experience with a $7.0 billion global public corporation, while handling special projects for executive management, such as business development through acquisition, labor cost-reduction initiatives, strategic planning and supply chain management.

Joseph M. Nowicki was elected to the Board in 2016. Mr. Nowicki is the Executive Vice President and Chief Financial Officer of Beacon Roofing Supply (“BECN”), a NASDAQ-listed company, a position he assumed on March 25, 2013. At BECN, Mr. Nowicki is responsible for the oversight of finance, information technology and investor relations. Mr. Nowicki also serves on the Board of Directors for DRH, a position he has held since 2010. Mr. Nowicki served as the Chief Financial Officer of Spartan Motors, Inc., a NASDAQ-listed specialty vehicle manufacturer based in Charlotte, Michigan from June 30, 2009 to March 22, 2013.

Previously, Mr. Nowicki spent approximately 17 years with the Michigan-based furniture manufacturer, Herman Miller, Inc., where he served as Treasurer and as a member of Herman Miller’s key leadership team, managing all treasury activities for the company including establishing the overall capital and debt structure, overseeing the pension and investment strategy, and leading investor relations activities. Before joining Herman Miller, he held several operations and finance positions, including working for IBM and General Motors, and spent several years in public accounting. Mr. Nowicki received a Master of Business Administration from the University of Michigan - Ross School of Business.

We believe Mr. Nowicki is qualified to serve as a director of the Company due to his extensive public company experience and specialized accounting, finance and capital markets expertise.

David Fisher was elected to the Board in 2016. Since 1994 Mr. Fisher has been an owner and president of ThreeWitt Enterprises, Inc. located in Dayton, Ohio. ThreeWitt Enterprises is the parent company of subsidiaries that own and operate various types of restaurants. From 1994 to 2011 ThreeWitt owned and operated up to 15 Buffalo Wild Wing restaurants. On December 5, 2001 ThreeWitt sold the Buffalo Wild Wing Restaurants back to the franchisor, Buffalo Wild Wings International, Inc. Since 2002 ThreeWitt, through its subsidiary, has owned and operated Milano’s Pizza Subs and Taps. Currently, ThreeWitt owns and operates four Milano’s restaurants in Metro Dayton, Ohio. From 1989 to 1991 Mr. Fisher attended Wittenberg University, located in Springfield, Ohio. In 1993 Mr. Fisher received a Bachelor of Arts degree from Ohio State University, located in Columbus, Ohio

Shawn Lilley was elected to the Board in 2016. From 1993 to 2006 Mr. Lilley owned and operated the largest Adecco staffing firm in the country. In 2006 Mr. Lilley sold the staffing firm back to Adecco, and he was named senior vice president of Adecco. In that position Mr. Lilley was responsible for Adecco’s mid-America division and for all Adecco acquisitions in North America. From 2006 to 2016 Mr. Lilley was the owner and managing partner of ADS Partners, headquartered in Troy, Michigan. ADS Partners provided healthcare services to seniors in nursing homes. ADS Partners operates in 14 states and is the largest provider of healthcare services to nursing homes in the country. In March 2016 ADS Partners was sold to Citizens Financial Corporation. In 1985, Mr. Lilley received a bachelor’s degree in accounting from Walsh College, located in Troy, MI.

Board of Directors and Committees

The Board of Directors acts as the Audit Committee and the Board has no separate committees. Based on his background and experience Joe Nowicki is considered a qualified financial expert.

Subsequent Events

On February 8, 2017 the Board of Directors accepted the resignation of Mr. Joseph M. Nowicki as a Member of the Board of Directors of Bagger Dave’s. At the same time the Board elected Ms. Phyllis Knight to fill Mr. Nowicki’s position on the Board. Ms. Knight will hold that position until she is replaced, resigns, or is removed from office.

Ms. Knight brings more than 30 years of finance, accounting and leadership experience to the Company. She has served in several senior executive positions in manufacturing, home building and the mortgage services industries.

Ms. Knight is currently the CFO of DRH. Prior to this, she served as EVP and CFO of Polar Corporation, the largest tank trailer manufacturing, parts, and service organization in North America. Prior to that, Ms. Knight spent eleven years at Champion Enterprises, Inc. and Champion Enterprises Holdings, LLC, the bulk of her time there she served as EVP and CFO. At Champion, she directed all finance functions, including strategic planning, Securities and Exchange Commission reporting, treasury, capital markets, investor relations, cash management, risk management, mergers and acquisitions, and IT.

A Certified Public Accountant (inactive license), Ms. Knight began her career at KPMG after earning a Bachelor of Arts degree in Accounting from Michigan State University.

ITEM 11. EXECUTIVE COMPENSATION

As previously discussed, since its founding in 2008, Bagger Dave’s was a wholly owned subsidiary of its parent DRH. As such, Bagger Dave’s has previously had no executive employees and paid no executive salaries or other compensation of any sort. All compensation payments to Bagger Dave’s employees were made by DRH. No remuneration of any nature has been paid for or on account of services rendered by an officer or director of Bagger Dave’s in such capacity.

No retirement, pension, profit sharing, stock option, insurance programs or other similar programs have been adopted at this time by Bagger Dave’s.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding each stockholder who is expected to own more than 5.0% of our outstanding shares of common stock following the spinoff. The title of the class of shares for all owners is $0.0001 par value common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned (1)
T. Michael Ansley 807 W. Front St., Suite B, Traverse City, Michigan 49684	11,118,138	41.7%

The following table presents information regarding the beneficial ownership of our common stock, as of December 26, 2016, by each of our directors, our executive officers, and all of our directors and executive officers as a group.

HOLDING OF DIRECTORS AND EXECUTIVE OFFICERS

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned(1)
T. Michael Ansley	11,118,138	41.7%

David G. Burke	240,812	0.9%

David Fisher	0	0.0%

Joseph M. Nowicki	82,031	0.3%

Shawn Lilley	0	0.0%

Officers and All Directors As a Group (5 persons)	11,440,981	42.9%

(1) These percentages are based on 26,692,119 shares of common stock which were outstanding on December 26, 2016.

(2) As discussed previously, Mr. Nowicki resigned from Bagger Dave’s Board of Directors on February 8, 2017. As a result, after this filing his shares will no longer be counted as outstanding shares of a director. Ms. Phyllis Knight took Mr. Nowicki’s position, and she is currently the beneficial owner of 133,333 shares of Bagger Dave’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Director and President, Michael Ansley, is also Executive Chairman of the Board of DRH

The Company’s Director, David Burke, is also a Director and CEO of DRH.

The Company’s Director, Joseph M. Nowicki, is also a director of DRH.

DRH performs the following management function for the Company:

Since its inception, the Company has been a wholly owned subsidiary of DRH. As such all revenue of Bagger Dave’s flowed through to DRH and DRH paid Bagger Dave’s expenses. As a result of the previously discussed spin-off transaction, Bagger Dave’s and DRH largely have the same shareholders.

Also, in connection with the spinoff, DRH and Bagger Dave’s entered into a transitional services agreement pursuant to which DRH will provide Bagger Dave’s certain management, human resource and information technology assistance for a period of one year. If any services are required after one year, Bagger Dave’s will agree to compensate DRH in an amount to be determined and will be presented in the transition services agreement upon execution. It is anticipated that this will be an accommodation between the parties that will be phased out within one year.

Director Independence

We employ the NASDAQ Stock Market’s standards for determining the independence of directors. Under these standards, an independent director means a person other than an executive officer or one of our team members or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

For purposes of the NASDAQ Stock Market’s independence standards, the term “family member” means a person’s spouse, parents, children, and siblings, whether by blood, marriage, or adoption, or anyone residing in such person’s home.

The Board has assessed the independence of each non-employee director under the NASDAQ Stock Market’s independence standards set forth above and believes that Messrs. David Fisher, Shawn Lilley and Joseph Nowicki qualify as independent directors. In making this determination, our Board has concluded that none of the independent directors has a relationship that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The other directors would not qualify as independent due to their employment by us or due to their receipt of certain fees or compensation from us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable, because Company became a reporting company this year, and it incurred no audit fees for the last two fiscal years.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:

●	Report of Independent Registered Public Accounting Firm — BDO USA, LLP

●	Report by Bagger Dave’s Burger Tavern, Inc.’s Management on Internal Control Over Financial Reporting

●	Consolidated Balance Sheets as of December 25, 2016 and December 27, 2015

●	Consolidated Statements of Operations for the Fiscal Years Ended December 25, 2016 and December 27, 2015

●	Consolidated Statement of Stockholders’ Equity for the Fiscal Years Ended December 25, 2016 and December 27, 2015

●	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 25, 2016 and December 27, 2015

●	Notes to Consolidated Financial Statements

The consolidated financial statements, the notes to the consolidated financial statements, and the reports of independent registered public accounting firm listed above are contained in Item 8 of this report.

(2) Financial Statement Schedules

Not applicable

(b) Index to Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.3	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our registration statement on Form 10 (SEC File Number 000-53577) filed on November 1, 2016)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 10 Registration Statement filed November 21, 2016)

21	Bagger Dave’s Burger Tavern, Inc. Legal Structure

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Management contract or compensatory plan

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 2017

BAGGER DAVE'S BURGER TAVERN, INC.

By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director
Chairman of the Board and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ T. Michael Ansley	Dated: April 3, 2017
T. Michael Ansley President, Chief Executive Officer, Director, Chairman of the Board and Principal Executive Officer

/s/ David G. Burke	Dated: April 3, 2017
David Gregory Burke Treasurer, Chief Financial Officer, Director, Principal Financial Officer and Principal Accounting Officer

/s/ David Fisher	Dated: April 3, 2017
David Fisher Director

/s/ Shawn Lilly	Dated: April 3, 2017
Shawn Lilly Secretary, Director

/s/ Phyllis Knight	Dated: April 3, 2017
Phyllis Knight Director

