Form 10-Q
period 2017-03-26
Bagger Dave's Burger Tavern, Inc.
filed 2017-05-10
CIK 1685311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53577

BAGGER DAVE’S BURGER TAVERN, INC.

(Exact name of registrant as specified in its charter)

Nevada	03-0606420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

807 W. Front St., Suite B,

Traverse City, Michigan 49684

(Address of principal executive offices)

Registrant’s telephone number: (231) 486-0527

No change

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,692,119 shares of $.0001 par value common stock outstanding as of May 8, 2017.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED BALANCE SHEETS

	March 26, 2017	December 25, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,017,705	$1,818,813
Accounts receivable	586,232	200,517
Inventory	328,618	367,988
Prepaid assets	77,008	173,358
Total current assets	3,009,563	2,560,676

Property and equipment, net	12,633,153	14,382,673
Intangible assets, net	588,031	640,275

Total assets	$16,230,747	$17,583,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$711,137	$493,300
Accrued compensation	247,449	-
Other accrued liabilities	480,410	326,966
Current portion of deferred rent	125,162	140,431
Total current liabilities	1,564,158	960,697

Deferred rent, less current portion	933,746	1,035,795
Other liabilities	347,891	351,950
Total liabilities	2,845,795	2,348,442

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity
Common stock $.0001 par value; 100,000,000 shares authorized; 26,692,119 shares issued and outstanding	2,669	2,669
Additional paid-in capital	15,232,513	15,232,513
Retained deficit	(1,850,230)
Parent company investment		-

Total stockholders’ equity	13,384,952	15,235,182

Total liabilities and stockholders’ equity	$16,230,747	$17,583,624

BAGGER DAVE'S BURGER TAVERN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 26, 2017	March 27, 2016

Revenue	$5,140,103	$5,269,547

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	1,470,446	1,635,784
Compensation costs	1,945,752	1,991,696
Occupancy costs	386,814	404,296
Other operating costs	1,151,463	1,465,098
General and administrative expenses	304,392	833,755
Pre-opening costs	-	148,921
Depreciation and amortization	567,942	852,994
Impairment and loss on disposal of property and equipment	1,202,717	18,904
Total operating expenses	7,029,526	7,351,448

Operating loss	(1,889,423)	(2,081,901)

Other income, net	39,193	5,530

Loss before income taxes	(1,850,230)	(2,076,371)

Net loss from continuing operations	$(1,850,230)	$(2,076,371)

Basic loss per share	$(0.07)	$(0.08)
Fully diluted loss per share	$(0.07)	$(0.08)

Weighted average number of common shares outstanding
Basic	26,692,119	26,298,034
Diluted	26,692,119	26,298,034

BAGGER DAVE'S BURGER TAVERN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended
	March 26	March 27
	2017	2016

Cash flows provided by (used in) operating activities
Net loss	$(1,850,230)	$(2,076,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	567,942	852,994
Impairment and loss on asset disposals	1,202,717	18,904
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(385,715)	86,071
Inventory	39,370	11,713
Prepaid expenses	96,350	86,955
Intangible assets	51,000	11,552
Other long-term assets	-	(33,000)
Accounts payable	217,837	(613,287)
Accrued liabilities	396,836	(854,791)
Deferred rent	(117,315)	(7,507)
Net cash provided by (used in) operating activities	218,788	(2,516,767)

Cash flows from investing activities
Purchases of property and equipment	(19,896)	(859,526)
Net cash used in investing activities	(19,896)	(859,526)

Cash flows from financing activities
Net transfers from parent	-	3,085,006
Net cash provided by financing activities	-	3,085,006

Net increase (decrease) in cash and cash equivalents	198,892	(291,287)

Cash and cash equivalents, beginning of period	1,818,813	700,638

Cash and cash equivalents, end of period	$2,017,705	$409,351

BAGGER DAVE’S BURGER TAVERN, INC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On August 4, 2016, Diversified Restaurant Holdings, Inc. (“DRH” or “the Parent”) announced that its Board of Directors unanimously approved a plan to pursue a tax-free spin-off of its Bagger Dave’s business. Specifically, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave’s Burger Tavern, Inc., a newly created Nevada corporation (“Bagger Dave’s” or “Bagger”), which was then spun-off into a stand-alone, publicly-traded company on the over-the-counter exchange. In connection with the Spin-Off, DRH contributed to Bagger certain assets, liabilities, and employees related to its Bagger Dave’s businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity. Additionally, DRH contributed $2 million in cash to Bagger to provide working capital for it’s operations and is a guarantor for certain of Bagger’s lease obligations. Additionally, DRH has agreed that, if deemed necessary within twelve months after the spin-off, it will contribute an additional $1 million cash, subject to the approval of their (DRH’s) lenders.

The spinoff was completed on December 25, 2016 via a one-for-one distribution of common shares in Bagger Dave’s to DRH shareholders of record on December 19, 2016.

The consolidated balance sheet at December 25, 2016 represents the assets and liabilities that were spun off from DRH to Bagger Dave’s. In addition, deferred tax assets were spun off, but a full valuation allowance was recorded prior to spin off.

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

DRH originated the Bagger Dave’s concept with the first restaurant opening in January 2008 in Berkley, Michigan. As of March 26, 2017, there were 18 Bagger Dave’s restaurants in operation, fifteen in Michigan, one in Indiana and two in Ohio. Bagger Dave’s has the right to the Bagger Dave’s concept and has rights to franchise the concept in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio and Wisconsin. We do not intend to pursue franchise development at this time.

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

Basis of Presentation

These consolidated financial statements include the accounts of Bagger Dave’s Burger Tavern, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Prior to the spin-off, the financial statements included AMC Burgers, Inc. and certain real estate entities and were derived from the consolidated financial statements and accounting records of DRH, as if Bagger Dave’s operated on a standalone basis. As a subsidiary of DRH, we did not maintain our own legal, tax, and certain other corporate support functions. As more fully described in Note 6, the statements of operations for the three months ended March 27, 2016 include expense allocations for certain functions provided by DRH. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. The Company believes that the methods by which DRH allocated its costs are a reasonable reflection of the utilization of services by, or benefits provided to the Company to be incurred by Bagger Dave’s. The consolidated financial statements for the three months ended March 27, 2016 contained herein may not be indicative of Bagger Dave’s financial position, operating results and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2016 ended on December 25, 2016 and fiscal year 2017 will end on December 31, 2017. Fiscal year 2016 was comprised of 52 weeks, while fiscal year 2017 will be comprised of 53 weeks. The fiscal quarters ended March 26, 2017 and March 27, 2016 were each comprised of 13 weeks.

Management’s Plan Regarding Going Concern

Through a number of initiatives, many of which are in place and have illustrated short-term, expected outcomes, we will focus to ensure that Bagger’s Dave’s operating cash flow is sufficient to support the business as a going concern. General and administration expense as presented in the financial statements for fiscal quarter ended March 27, 2016 include allocations of DRH management and support expenses that will not be incurred by Bagger Dave’s in future periods since these expenses will remain with DRH. We have a detailed plan to increase the restaurant level profitability, significantly reduce general and administrative expenses and minimize capital expenditures to ensure sustainable free cash flow. Some of the key components of this plan include:

Increase in restaurant-level profitability by:

●	driving increased average weekly volumes (“AWVs”) with a new menu design, improved net-promoter scores, enhanced kitchen processes (to ensure fast, consistent ticket times), new messaging and our first cable television advertising campaign. We believe our portfolio of Bagger Dave’s locations has significant opportunity to experience increased AWVs on relatively low base of about $21,600 based on fiscal year 2016.

●	reducing cost of sales and working closely with our vendors. We have found a number of opportunities to improve our cost of sales while maintaining product quality. We have also found savings opportunities through productivity and waste reduction.

●	reducing labor costs through a comprehensive labor strategy. We anticipate significant labor cost reduction for both hourly and salary restaurant-level employees. We expect to reduce hourly labor through enhanced recruiting and retention programs that should alleviate turnover; a significant cost that influences hourly labor. We are also exploring alternative strategies to better align management salaries with a location’s profitability.

●	reducing occupancy costs. We have hired a third party to review and potentially renegotiate, wherever possible, our leases and real estate taxes. We believe that we have the opportunity to reduce this fixed cost at certain of our locations.

●	reducing operating expenses. We have reduced or are in the process of reducing or eliminating expenses that are unnecessary for the operations of the business or are excessive to support our needs. In some cases, we are able to find alternative solutions at a lower cost.

Decrease in general and administration expense by:

●

reducing salary expense. The 2016 Bagger Dave’s financial statements include allocations from DRH management team members that will not do work on behalf of or be charged to Bagger Dave’s post spin-off. We closed eleven locations in 2015. As a result, there has been some rationalization of salary overhead due to 2015 restaurant closures  and some natural attrition. We believe that, although smaller, with proper allocation of responsibilities, the Bagger Dave’s management team can be highly effective to drive the business to greater profitability.

●

reducing marketing expense. Effective 2017, Bagger Dave’s marketing budget will be 3.0% of sales. In prior years, the marketing spend was between 4.0%-10.0% in any given period. We believe that, with a more efficient use of marketing funds, and higher focus on local store marketing initiatives, we can achieve a better return on our marketing investment though increased sales.

Management of capital expenditures:

With the exception of regular maintenance-related capital expenditures necessary to keep our restaurants running, we have no plans for capital improvement investments related to remodels, refreshes or new restaurant development. With the young average age of our stores, the recent capital expenditures to upgrade some of our older facilities and our focus on achieving positive free cash flow, we have no plans for any significant level of capital expenditures.

We believe that general and administration expense and capital expenditures will range between $1.9 million and $2.3 million in 2017. Coupled with the aforementioned plan to increase profitability, reduce general and administrative expenses and reduce capital expenditures, we believe that our current cash resources are sufficient to meet our needs. However, during fiscal 2017, an additional $1.0 million of funding may be considered upon approval by DRH and its lenders. This additional funding would only be considered if deemed necessary by DRH and in the event Bagger Dave’s is unable to obtain a line of credit facility.

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

Accounts Receivable

Accounts receivable primarily consist of amounts owing from DRH and from credit card charges. There was no allowance for doubtful accounts necessary at March 26, 2017 and December 25, 2016.

Gift Cards

The Company records Bagger Dave’s gift card sales as a gift card liability when sold. When redeemed, the gift card liability account is offset by recording the transaction as revenue. Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until 5 years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave’s restaurants for the Company to record as of March 26, 2017 and March 27, 2016.

The Company’s gift card liability was $236,604 and $282,717 as of March 26, 2017 and December 25, 2016, respectively, and is included in other accrued liabilities on the Consolidated Balance Sheets.

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

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference. If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized in the fiscal quarters ended March 26, 2017 or March 27, 2016.

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

Deferred Rent

Certain operating leases provide for minimum annual payments that increase over the life of the lease. Typically, our operating leases contain renewal options under which we may extend the initial lease terms for periods of five to 10 years. The aggregate minimum annual payments are expensed on a straight-line basis commencing when we gain control and extending over the term of the related lease, including option renewals as deemed reasonably assured. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts, in its straight-line computation, for the effect of any “rental holidays”, “free rent periods”, and “landlord incentives or allowances”.

Deferred Gains

Deferred gains on the sale leaseback transaction described in Note 3, are recognized as a reduction of rent expense over the life of the related operating lease agreements.

Revenue Recognition

Revenues from food and beverage sales are recognized and generally collected at the point of sale. All sales taxes are presented on a net basis and are excluded from revenue.

Advertising

Advertising expenses of $0.137 million and $0.2 million are included in general and administrative expenses in the Consolidated Statements of Operations for the fiscal quarters ended March 26, 2017 and March 27, 2016, respectively.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. The Company also reclassifies labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training. These costs are expensed as incurred. Pre-opening costs of $0 and $0.15 million are included in the Consolidated Statements of Operations for the fiscal quarters ended March 26, 2017 and March 27, 2016, respectively. Excess labor cost incurred after restaurant opening and included in pre-opening cost were approximately $0 and $0.15 million for the fiscal quarters ended March 26, 2017 and March 27, 2016, respectively.

Income Taxes

Prior to the spin-off, the Company filed a consolidated tax return with DRH. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (income) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Income tax expense for the three months ended March 27, 2016 was determined as if the Company were filing a separate tax.

The Company applies the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of March 26, 2017 and March 27, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (‘‘ASU 2014-15”), to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation for each annual and interim reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted this guidance which did not have a material impact on our consolidated financial position.

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

2. IMPAIRMENTS, DISPOSALS AND EXIT COSTS

Based on impairment indicators that existed at March 26, 2017, the Company performed an impairment analysis on its long-lived assets subject to amortization and recorded a fixed asset impairment of $1.2 million related to one underperforming Bagger Dave’s location that reached the second anniversary since opening during the first quarter of 2017. The impairment charge was recorded to the extent that the carrying amount of the assets were not considered recoverable based on the estimated discounted cash flows and the underlying fair value of the assets, in impairment and loss on asset disposals on the Consolidated Statements of Operations for the first fiscal quarter of 2017.

We are currently monitoring several restaurants in regards to the valuation of long-lived assets and have developed plans to continue improving operating results. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

On January 9, 2017, we closed the Grand Rapids, Michigan Bagger Dave’s location. The assets for this location were fully impaired in the fourth quarter of fiscal 2016. There is no store closure liability recorded at March 26, 2017 as all such liabilities had been paid on or prior to that date.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	March 26, 2017	December 25, 2016
Buildings	1,672,568	1,672,568
Equipment	4,348,871	4,704,891
Furniture and fixtures	1,206,185	1,406,772
Leasehold improvements	11,029,906	12,154,689
Total	18,257,530	19,938,920
Less accumulated depreciation	(5,624,377)	(5,556,247)
Property and equipment, net	$12,633,153	$14,382,673

Depreciation expense was $0.6 million and $0.9 million during the quarters ended March 26, 2017 and March 27, 2016, respectively.

Sale leaseback transactions

On October 6, 2014, the Company entered into a sale leaseback agreement for $8.9 million with a third-party Real Estate Investment Trust (“REIT”). The arrangement included the sale of real estate on which six Bagger Dave’s locations operate. In the fourth quarter of 2014, we closed the sale of five of the six properties, with total proceeds of $6.9 million. We closed the sale of the remaining property in June 2015 with total proceeds of $2.0 million. Pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to the purchaser after final inspection and, in turn, entered into separate leases with the purchaser having a 15-year basic operating lease term plus four separate 5-year renewal options. Certain of the sale leaseback arrangements resulted in a gain which has been deferred. As of December 25, 2016, $0.03 million of the deferred gain was recorded in Other accrued liabilities and $0.3 million of the deferred gain was recorded in Other liabilities on the Consolidated Balance Sheets. As of March 26, 2017, $0.03 million of the deferred gain was recorded in Other accrued liabilities and $0.3 million of the deferred gain was recorded in Other liabilities on the Consolidated Balance Sheets. The gains will be recognized into income as an offset to rent expense over the life of the related lease agreements.

4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 26, 2017	December 25, 2016
Amortized intangible assets
Trademarks	$70,576	$70,576
Less accumulated amortization	(20,209)	(18,965)
Amortized intangible assets, net	50,367	51,611

Unamortized intangible assets
Liquor licenses	537,664	588,664
Total intangible assets, net	$588,031	$640,275

Amortization expense for the quarters ended March 26, 2017 and March 27, 2016 was $1,244 and $1,119, respectively.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years and thereafter is projected as follows:

Year	Amount
Remainder of 2017	$3,357
2018	4,601
2019	4,601
2020	4,601
2021	4,601
Thereafter	28,606
Total	$50,367

The aggregate weighted-average amortization period for intangible assets is 11 years.

5. OTHER ACCRUED LIABILITES, CURRENT

	March 26, 2017	December 25, 2016
Gift card liability	$236,604	$282,717
Sales tax payable	98,947	-
Other	144,859	44,249
Total accrued other liabilities	$480,410	$326,966

6. RELATED PARTY TRANSACTIONS

In connection with the Spin Off described in Note 1, the Company entered into a transition services agreement (the “TSA”) with DRH pursuant to which DRH will provide certain information technology and human resource support, limited accounting support, and other administrative functions at no charge. The TSA is intended to assist the Company in efficiently and seamlessly transitioning to operating on its own. The TSA expires in December, 2017 at which time the parties may negotiate which services will be required on an on-going basis and the fees that will be charged for such services. Additionally, as of the date of this filing, DRH is listed as the guarantor on 16 of the 18 Bagger Dave’s leases. DRH would be liable for ongoing rent payments for open locations the guarantees range from one to 15 years and approximate $9.5 million as of March 26, 2017.

Allocation of General Corporate Expenses

The Consolidated Statements of Operations for the first fiscal quarter of 2016 include expense allocations for certain functions previously provided by DRH. Historically, we have used the corporate functions of DRH for a variety of services including treasury, accounting, tax, legal, marketing and other shared services, which include the costs of payroll, employee benefits and related costs. Total shared services expense allocated to the Company was $0.7 million in the fiscal quarter ended March 27, 2016 (consisting of $0.4 million of compensation, $0.2 million of marketing costs and $0.1 million of other expenses). Compensation allocations set forth in the financial statements are based upon estimated time spent by each individual of the DRH management team whose time was split between the entities. These individuals’ allocations to Bagger Dave’s were based on the estimated percentage of their time spent working with Bagger Dave’s. Marketing costs were allocated based upon actual Bagger Dave’s costs derived from a review of each expense incurred during the period. Other expenses were allocated on an estimated percentage based upon the service provided.

The expense allocations were determined on a basis that both the Company and DRH consider to be a reasonable reflection of the utilization of services provided or the benefit received during the period presented. The allocations may not, however, reflect the expense that would have been incurred at Bagger Dave’s as an independent, publicly-traded company for the period presented. Actual costs that may have been incurred if Bagger Dave’s had been a stand-alone company would depend on a number of factors, including the organization structure, the functions outsourced vs. performed by employees, and other strategic decisions.

Beginning in fiscal year 2017, no general corporate expenses were allocated from DRH because the Spin-Off was completed on December 25, 2016.

Parent Company Equity

Prior to the spin-off, the consolidated financial statements included an allocation of certain assets and liabilities that had historically been held at the DRH corporate level but which were specifically identifiable or allocable to Bagger Dave’s. Cash and cash equivalents and short-term investments held by DRH were not allocated to Bagger Dave’s unless the cash or investments were held by an entity that was directly attributable to and held by Bagger Dave’s. All intercompany transactions between DRH and Bagger Dave’s prior to the spin-off were included in these consolidated financial statements and were considered to be effectively settled for cash. The total net effect of the settlement of these intercompany transactions during the first fiscal quarter of 2016 is reflected in the Consolidated Statements of Cash Flows as a financing activity. Upon spin-off, the balance in Parent Company Investment was transferred to Common Stock and Additional Paid in Capital.

Accounts Receivable

As of March 26, 2017, the Company has accounts receivable due from DRH of approximately $424,000 for expenses paid by the Company on DRH’s behalf.

7. STOCK BASED COMPENSATION

On January 21, 2017, the Board of Directors approved the 2017 Stock Option and Restricted Stock Plan (“the Plan”). The persons eligible to receive awards under the Plan are the employees, directors and consultants of the Company and its affiliates. The purpose of the Plan is to provide a means by which eligible recipients may be given an opportunity to benefit from increases in value of the Company’s Common Stock through the granting of the following: (i) Incentive Stock Options, (ii) Nonqualified Stock Options, (iii) Stock awards (iv) Rights to acquire restricted stock, and (v) stock appreciation rights. The Company can reserve up to 10,000,000 shares of its Common Stock for issuance under this plan. Vesting provisions of up to three years will apply to any and all awards. As of March 26, 2017, no awards had been granted.

8. INCOME TAXES

The effective income tax rate for the three-month periods ended March 26, 2017 and March 28, 2016 was 0.0%, and 0.0%, respectively due to the Company recording a full valuation allowance on its deferred tax assets. The valuation allowance was recorded due to the negative evidence of our recent years’ history of losses.

9. OPERATING LEASES

The Company’s lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $0.3 million and $0.3 million for the fiscal quarters ended March 26, 2017 and March 27, 2016, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at March 26, 2017 are summarized as follows:

Year	Amount
2017	$1,350,782
2018	1,773,336
2019	1,747,152
2020	1,701,969
2021	1,531,259
Thereafter	9,990,649
Total	$18,095,147

10. COMMITMENTS AND CONTINGENCIES

Bagger Dave’s sponsors a defined contribution 401(k) plan whereby eligible team members can contribute pre-tax wages in accordance with the provisions of the plan. Bagger Dave’s has the option to make an annual discretionary contribution to the 401(k) plan. No match was made during the first quarter ended March 26, 2017.

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

11. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

No cash paid for interest during the fiscal quarters ended March 26, 2017 and March 27, 2016 respectively..

No cash paid for income taxes during the fiscal quarters ended March 26, 2017 and March 27, 2016 respectively.

12. SUBSEQUENT EVENTS

None to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K, for the fiscal year ended December 25, 2016. Information included in this discussion and analysis includes commentary on company-owned restaurants, restaurant sales, and same store sales.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this “Quarterly Report on Form 10-Q” may contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to our ability to secure the additional financing adequate to execute our business plan; our ability to locate and start up new restaurants; acceptance of our restaurant concepts in new marketplaces; and the cost of food and other raw materials. Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission (“SEC”), which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements

Overview

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

We currently operate 18 locations, 15 in Michigan, 2 in Ohio, and 1 in Indiana.

RESULTS OF OPERATIONS

For the three month period ended March 26, 2017, substantially all revenue was generated from the operations of 18 Bagger Dave’s restaurants. We closed one location on January 9, 2017. Revenues for this location were $0.02 million for the three months ended March 26, 2017 and $0.2 million for the three months ended March 27, 2016. For the three months ended March 27, 2016, the results of operations were derived from the consolidated financial statements and accounting records of DRH as if Bagger Dave’s operated on a standalone basis. As a result, the results of operations for the three months ended March 27, 2016 include expense allocations for certain functions provided by DRH. No such allocations were made for the three months ended March 26, 2017. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

Total revenue for the First Quarter 2017 was $5.1 million, a decrease of $0.1 million, or 2.5%, from revenue generated during First Quarter 2016 due primarily to the closure of a restaurant in Grand Rapids, Michigan on January 9, 2017. Same store sales were up $0.02 million, due primarily to the Easter holiday occurring in the First Quarter of 2016 but not until the Second Quarter of 2017.

Food, beverage and packaging costs decreased by $0.2 million, or 10.1%, to $1.5 million in First Quarter 2017 from $1.7 million in First Quarter 2016 as a result of the closure of the Grand Rapids location and, lower sales and better cost management partially offset by inflationary factors. Food, beverage, and packaging cost as a percentage of sales decreased to 28.6% in First Quarter 2017 from 31.0% in First Quarter 2016 primarily due better sourcing partially offset by net commodity cost inflation.

Compensation costs decreased by $0.05 million, or 2.3%, to $1.95 million in First Quarter 2017 from $2.0 million in First Quarter 2016. The decrease was primarily due to the closure of our Grand Rapids, Michigan restaurant on January 9, 2017. Compensation cost as a percentage of sales increased to 37.9% in First Quarter 2017 from 37.8% in First Quarter 2016 due primarily reduced revenues.

Occupancy costs decreased by $0.02 million, or 4.3%, to $0.038 million in First Quarter 2017 from $0.4 million in First Quarter 2016. This was due primarily to the closure of the Grand Rapids, Michigan location on January 9, 2017. Occupancy cost as a percentage of sales decreased to 7.5% in First Quarter 2017 from 7.7% in First Quarter 2016 due to the decrease in rental expense partially offset by the decrease in sales.

Other operating costs decreased by $0.3 million, or 21.4%, to $1.2 million in First Quarter 2017 from $1.5 million in First Quarter 2016 primarily due to improved management focus on such costs in 2017. Other operating costs as a percentage of sales decreased to 22.4% in First Quarter 2017 from 27.8% in First Quarter 2016 primarily due to the increased management focus on such costs partially offset by an increase in prices for supplies and maintenance.

General and administrative expenses decreased by $0.5 million, or 63.5%, to $0.3 million in First Quarter 2017 from $0.8 million in First Quarter 2016. This was due primarily to the smaller management team now in place and our First Quarter 2016 expenses including allocations from DRH. General and administrative costs as a percentage of sales decreased to 5.9% in First Quarter 2017 from 15.8% in First Quarter 2016.

Pre-opening costs decreased by $0.15 million to $0.0 million in First Quarter 2017 from First Quarter 2016. This was due to the fact that the Company opened one new restaurant in First Quarter 2016 and none in First Quarter 2017. As a percentage of sales, pre-opening costs decreased to 0.0% in First Quarter 2017 from 2.8% in First Quarter 2016.

Depreciation and amortization decreased by $0.3 million, or 33.4%, to $0.6 million in First Quarter 2017 from $0.9 million in First Quarter 2016 primarily due to the opening of one restaurant in 2016. Depreciation and amortization as a percentage of sales decreased to 11.0% in First Quarter 2017 from 16.2% in First Quarter 2016.

Impairment and loss on asset disposal increased by $1.2 million, to $1.2 million in First Quarter 2017 from $0.02 million in First Quarter 2016. The increase was due entirely to the fact that we impaired $1.2 million of assets for one Bagger Dave’s location in the First Quarter 2017.

Interest and Taxes

Bagger Dave’s had no interest expense during the First Quarters of 2017 or 2016. In addition, Bagger Dave’s had no income tax expense during either fiscal quarter. We also have a full valuation allowance on our deferred tax assets due to the negative evidence of our recent years’ history of losses.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash balance at March 26, 2017 along with the cash flow from operations will be sufficient to meet our operational needs for at least the next 12 months.

Our capital requirements will be dependent on economic conditions and on the cost and potential need to invest in maintenance, facility upgrades, capacity enhancements, information technology and other general corporate capital expenditures.

Cash flow from operations for First Quarter 2017 was $0.2 million compared with cash used in operations of $2.5 million for First Quarter 2016. Net cash generated by operating activities in First Quarter 2017 consisted primarily of net loss adjusted for non-cash expenses as well as positive changes in working capital accounts. Net cash used by operating activities in First Quarter 2016 consisted primarily of net loss adjusted for non-cash expenses and changes in working capital.

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

2017 Capital Plan

We will not commit to further development of new Bagger Dave’s restaurants until we are confident that we can obtain and maintain a target return on investment. We believe that following this strategy will significantly reduce our capital needs and increase operating cash flow in the near term. To achieve a level of confidence in our targeted return on investment, we will continue to monitor the performance of our newest restaurants as they cycle past their honeymoon period in the second year. If average unit volumes sustain and we feel there is a level of consistency in the operation, we will have more comfort that the latest model, menu design and marketing message are successful. In addition, we will monitor mature locations, seeking improvement in average unit volumes based on the latest menu, marketing messages and improved level of service. Increased, or in the case of newer locations, sustained average unit volumes, is a significant factor in assessing the viability of the concept and will play a critical role in determining future expansion plans.

For 2017, capital expenditures are anticipated to be between $0.2 million and $0.3 million since there will be no new restaurants openings or any significant upgrades or remodels.

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

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and accompanying notes. Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to Interim Financial Statements describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. We consider an accounting estimate to be critical if it requires assumptions to be made and changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. Based on management’s impairment analysis, we recognized a fixed asset impairment related to one underperforming location in First Quarter 2017. That location reached the second anniversary since opening during the first quarter of 2017. The impairment charge was recorded to the extent that the carrying amount of the assets were not considered recoverable based on the estimated discounted cash flows and the underlying fair value of the assets, in impairment and loss on asset disposals on the Consolidated Statements of Operations for the first fiscal quarter of 2017.

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

Indefinite-Lived Intangible Assets

Liquor licenses, a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis or more frequently if impairment indicators are present to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference. No impairments were recognized during the three months ended March 26, 2017 and March 27, 2016.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Income tax expense for the three months ended March 27, 2016 was determined as if the Company were filing a separate tax return.

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

The Company applies the provisions of ASC 740 regarding the uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of March 26, 2017 and December 25, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect all material misstatements. Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statements preparation and presentation.

(b)	Changes in internal controls.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13(a)-15(d) and 15d – 15(d) under the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information is incorporated by reference: the information set forth under the heading “Legal Proceedings” in Note 10 ”Commitments and Contingencies” of the “Notes to the Interim Consolidated Financial Statements” of Part I, Item 1 to this Report on Form 10-Q.

In addition, we are occasionally a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment-related claims, and claims from guests or team members alleging injury, illness, or other food quality, health, or operational concerns. To date, none of these types of litigation, most of which are entirely or predominantly covered by insurance, has had a material effect on our financial condition or results of operations. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our financial condition or results of operations. As of the date of this Quarterly Report, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index following the signature page hereto is incorporated by reference under this item.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

