Form 10-Q
period 2017-06-25
Bagger Dave's Burger Tavern, Inc.
filed 2017-08-09
CIK 1685311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,922,952 shares of $.0001 par value common stock outstanding as of August 1, 2017.

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

Item 1. Financial Statements

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED BALANCE SHEETS

	June 25, 2017	December 25, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,021,574	$1,818,813
Accounts receivable	163,303	200,517
Inventory	292,102	367,988
Prepaid assets	99,972	173,358
Total current assets	2,576,951	2,560,676

Property and equipment, net	12,195,192	14,382,673
Intangible assets, net	586,864	640,275

Total assets	$15,359,007	$17,583,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$665,668	$493,300
Accrued compensation	328,976	-
Other accrued liabilities	549,802	326,966
Current portion of deferred rent	125,162	140,431
Total current liabilities	1,669,608	960,697

Deferred rent, less current portion	924,409	1,035,795
Other liabilities	333,206	351,950
Deferred tax liabilities	75,585	-
Total liabilities	3,002,808	2,348,442

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity
Common stock $.0001 par value; 100,000,000 shares authorized; 26,922,952 and 26,692,119, respectively issued and outstanding at June 25, 2017 and December 25, 2016	2,692	2,669
Additional paid-in capital	15,277,798	15,232,513
Retained deficit	(2,924,291)	-
Total stockholders’ equity	12,356,199	15,235,182

Total liabilities and stockholders’ equity	$15,359,007	$17,583,624

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

Revenue	$4,648,534	$5,439,865	$9,788,637	$10,709,412

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	1,337,154	1,639,263	2,807,600	3,275,047
Compensation costs	1,711,435	2,075,062	3,657,187	4,066,758
Occupancy costs	508,832	532,056	895,646	936,352
Other operating costs	1,012,812	1,371,497	2,164,275	2,836,595
General and administrative expenses	689,540	833,755	993,932	1,667,510
Pre-opening costs	-	203,178	-	352,099
Depreciation and amortization	460,517	885,484	1,028,459	1,738,478
Impairment and (gain) loss on disposal of property and equipment	(59,731)	(746,678)	1,142,986	(727,774)
Total operating expenses	5,660,559	6,793,617	12,690,085	14,145,065

Operating loss	(1,012,025)	(1,353,752)	(2,901,448)	(3,435,653)

Other income, net	13,549	3,357	52,742	8,887

Loss before income taxes	(998,476)	(1,350,395)	(2,848,706)	(3,426,766)

Provision for income taxes	75,585	-	75,585	-

Net loss from continuing operations	$(1,074,061)	$(1,350,395)	$(2,924,291)	$(3,426,766)

Basic loss per share	$(0.04)	$(0.05)	$(0.11)	$(0.13)
Fully diluted loss per share	$(0.04)	$(0.05)	$(0.11)	$(0.13)

Weighted average number of common shares outstanding
Basic	26,778,364	26,379,065	26,735,006	26,298,034
Diluted	26,778,364	26,379,065	26,735,006	26,298,034

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended
	June 25, 2017	June 26, 2016

Cash flows provided by (used in) operating activities
Net loss	$(2,924,291)	$(3,426,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,028,459	1,738,478
Impairment and (gain) loss on asset disposals	1,142,986	(727,774)
Realized gain on sale-leaseback	(14,686)	(14,686)
Share based compensation	45,308	-
Deferred income taxes	75,585	-
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	37,214	108,854
Inventory	75,886	1,391
Prepaid expenses	73,386	90,659
Other long-term assets	-	2,539
Accounts payable	172,368	(271,646)
Accrued liabilities	547,755	(807,458)
Deferred rent	(126,655)	84,352
Net cash provided by (used in) operating activities	133,314	(3,222,057)

Cash flows from investing activities
Proceeds from sale of property and equipment	77,718	1,134,717
Purchases of property and equipment	(8,271)	(1,632,951)
Net cash provided by (used in) investing activities	69,447	(498,234)

Cash flows from financing activities
Net transfers from parent	-	3,329,271
Net cash provided by financing activities	-	3,329,271

Net increase (decrease) in cash and cash equivalents	202,761	(391,020)

Cash and cash equivalents, beginning of period	1,818,813	700,638

Cash and cash equivalents, end of period	$2,021,574	$309,618

BAGGER DAVE’S BURGER TAVERN, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On August 4, 2016, Diversified Restaurant Holdings, Inc. (“DRH” or “the Parent”) announced that its Board of Directors unanimously approved a plan to pursue a tax-free Spin-off of its Bagger Dave’s business (the “Spin-off”). Specifically, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave’s Burger Tavern, Inc., a newly created Nevada corporation (“Bagger Dave’s” or “Bagger”), which was then spun-off into a stand-alone, publicly-traded company on the over-the-counter exchange. In connection with the Spin-off, DRH contributed to Bagger certain assets, liabilities, and employees related to its Bagger Dave’s businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity. Additionally, DRH contributed $2 million in cash to Bagger to provide working capital for its operations and is a guarantor for certain of Bagger’s lease obligations. DRH has also agreed that, if deemed necessary within twelve months after the Spin-off, it will contribute an additional $1 million cash, subject to the approval of it’s lenders.

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

DRH originated the Bagger Dave’s concept with the first restaurant opening in January 2008 in Berkley, Michigan. As of June 25, 2017, there were 18 Bagger Dave’s restaurants in operation, fifteen in Michigan, one in Indiana and two in Ohio. Bagger Dave’s owns the right to the Bagger Dave’s concept and has rights to franchise the concept in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio and Wisconsin. We do not intend to pursue franchise development at this time.

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

Basis of Presentation

These consolidated financial statements include the accounts of Bagger Dave’s Burger Tavern, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Prior to the Spin-off, the financial statements included AMC Burgers, Inc. and certain real estate entities and were derived from the consolidated financial statements and accounting records of DRH, as if Bagger Dave’s operated on a standalone basis. As a subsidiary of DRH, we did not maintain our own legal, tax, and certain other corporate support functions. As more fully described in Note 6, the statements of operations for the three and six months ended June 26, 2016 include expense allocations for certain functions provided by DRH. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. The Company believes that the methods by which DRH allocated its costs are a reasonable reflection of the utilization of services by, or benefits provided to the Company to be incurred by Bagger Dave’s. The consolidated financial statements for the three and six months ended June 26, 2016 contained herein may not be indicative of Bagger Dave’s financial position, operating results and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2016 ended on December 25, 2016 and fiscal year 2017 will end on December 31, 2017. Fiscal year 2016 was comprised of 52 weeks, while fiscal year 2017 will be comprised of 53 weeks. The fiscal quarters ended June 25, 2017 and June 26, 2016 were each comprised of 13 weeks. The six month periods ended June 25, 2017 and June 26, 2016 were each comprised of 26 weeks.

Management’s Plan Regarding Going Concern

Through a number of initiatives, many of which are in place and have illustrated the expected outcomes in the short-term we will continue to focus on ensuring that Bagger’s Dave’s operating cash flow is sufficient to support the business as a going concern. General and administration expense as presented in the financial statements for the six months and fiscal quarter ended June 26, 2016 include allocations of DRH management and support expenses that will not be incurred by Bagger Dave’s in future periods since these expenses were not part of the Spin-Off. We have a detailed plan to increase the restaurant level profitability, significantly reduce general and administrative expenses and minimize capital expenditures to ensure sustainable free cash flow. Some of the key components of this plan include:

Increasing restaurant-level profitability by:

●	Driving increased average weekly volumes (“AWVs”) with a new menu design, improved net-promoter scores, enhanced kitchen processes (to ensure fast, consistent ticket times), new messaging and our first cable television advertising campaign. We believe our portfolio of Bagger Dave’s locations has significant opportunity to experience increased AWVs on relatively low base of about $21,600 based on fiscal year 2016.

●	Reducing cost of sales and working closely with our vendors. We have found a number of opportunities to improve our cost of sales while maintaining product quality. We have also found savings opportunities through productivity and waste reduction.

●	Reducing labor costs through a comprehensive labor strategy. We anticipate significant labor cost reduction for both hourly and salary restaurant-level employees. We expect to reduce hourly labor through enhanced recruiting and retention programs that should alleviate turnover; a significant cost that influences hourly labor. We are also exploring alternative strategies to better align management salaries with a location’s profitability.

●	Reducing operating expenses. We have reduced or are in the process of reducing or eliminating expenses that are unnecessary for the operations of the business or are excessive to support our needs. In some cases, we are able to find alternative solutions at a lower cost.

●	Closing unprofitable locations. The Company closed one in the six months ended June 25, 2017 and three locations as further described in Note 12 Subsequent Events.

Decrease in general and administration expense by:

●	Reducing salary expense. The 2016 Bagger Dave’s financial statements include allocations from DRH management team members that will not do work on behalf of or be charged to Bagger Dave’s post Spin-off. We closed eleven locations in 2015 as well as one as of June 26, 2017. As a result, there has been some rationalization of salary overhead due to these restaurant closures and some natural attrition. We believe that, although smaller, with proper allocation of responsibilities, the Bagger Dave’s management team can be highly effective to drive the business to greater profitability.

●	Reducing marketing expense. Effective 2017, Bagger Dave’s marketing budget will be 3.0% or less of sales. In prior years, the marketing spend was between 4.0%-10.0% in any given period. We believe that, with a more efficient use of marketing funds, and higher focus on local store marketing initiatives, we can achieve a better return on our marketing investment though increased sales.

Managing of capital expenditures:

We have no plans to make capital investments related to remodels, refreshes or new restaurant development and, as such, our only expected capital expenditures will be those that are maintenance-related and necessary to keep our restaurants operating. With the young average age of our stores, the recent capital expenditures to upgrade some of our older facilities and our focus on achieving positive free cash flow, we have no plans for any significant level of capital expenditures.

We believe that general and administrative expenses and capital expenditures will range between $1.9 million and $2.3 million in 2017. Coupled with the aforementioned plan to increase profitability, reduce general and administrative expenses and reduce capital expenditures, we believe that our current cash resources are sufficient to meet our needs. However, during fiscal 2017, an additional $1.0 million of funding may be considered upon approval by DRH and its lenders. This additional funding would only be considered if deemed necessary by DRH and in the event Bagger Dave’s is unable to obtain alternate financing.

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

Accounts Receivable

Accounts receivable primarily consist of amounts owing from DRH and from credit card charges. There was no allowance for doubtful accounts necessary at June 25, 2017 and December 25, 2016.

Gift Cards

The Company records Bagger Dave’s gift card sales as a gift card liability when sold. When redeemed, the gift card liability account is offset by recording the transaction as revenue. Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until 5 years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave’s restaurants for the Company to record as of June 25, 2017 and June 26, 2016.

The Company’s gift card liability was $228,064 and $282,717 as of June 25, 2017 and December 25, 2016, respectively, and is included in other accrued liabilities on the Consolidated Balance Sheets.

Inventory

Inventory consists mainly of food and beverage products and is accounted for at the lower of cost or market using the first in, first out method of inventory valuation. Cash flows related to inventory sales are classified in net cash used by operating activities in the Consolidated Statements of Cash Flows.

Prepaid Assets and Other Long-Term Assets

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

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference. If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized in the fiscal quarters ended June 25, 2017 or June 26, 2016.

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

Advertising

Advertising expenses of $0.188 million and $0.163 million are included in general and administrative expenses in the Consolidated Statements of Operations for the fiscal quarters ended June 25, 2017 and June 26, 2016, respectively. Advertising expenses of $0.316 million and $0.321 million are included in general and administrative expenses in the Consolidated Statements of Operations for the six months ended June 25, 2017 and June 26, 2016, respectively.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. The Company also reclassifies labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training. These costs are expensed as incurred. Pre-opening costs of $0 and $0.20 million and $0 and $0.35 million are included in the Consolidated Statements of Operations for the three and six months ended June 25, 2017 and June 26, 2016, respectively. Excess labor cost incurred after restaurant opening and included in pre-opening cost were approximately $0 and $0.15 million and $0 and $0.15 million for the three and six months ended June 25, 2017 and June 26, 2016, respectively.

Income Taxes

Prior to the Spin-off, the Company filed a consolidated tax return with DRH. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (income) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Income tax expense for the three and six months ended June 26, 2016 was determined as if the Company were filing a separate tax return.

The Company applies the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of June 25, 2017 and June 26, 2016.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 "Revenue with Contracts from Customers (Topic 606)." ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-04, "Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products." ASU 2016-04 provides specific guidance for the de-recognition of prepaid stored-value product liabilities. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing." ASU 2016-10 provides clarification on the subjects of identifying performance obligations and licensing implementation guidance.

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

2. IMPAIRMENTS, DISPOSALS AND EXIT COSTS

Based on impairment indicators that existed at June 25, 2017, the Company performed an impairment analysis on its long-lived assets subject to amortization. None of the long-lived assets was deemed to be impaired. During the first fiscal quarter of 2017, the Company recorded a fixed asset impairment charge of $1.2 million related to one underperforming Bagger Dave’s location that reached the second anniversary since opening during the first quarter of 2017. The impairment charge was recorded to the extent that the carrying amount of the assets was not considered recoverable based on the estimated future cash flows of the location. The impairment charge is included in impairment and loss on asset disposals on the Consolidated Statements of Operations for the six months ended June 25, 2017.

We are currently monitoring the valuation of long-lived assets at several restaurants and have developed plans to improve operating results. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

On January 9, 2017, we closed the Grand Rapids, Michigan Bagger Dave’s location. The assets for this location were fully impaired in the fourth quarter of fiscal 2016. There is no store closure liability recorded at June 25, 2017 as all such liabilities had been paid on or prior to that date.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	June 25, 2017	December 25, 2016
Buildings	1,672,568	1,672,568
Equipment	4,343,815	4,704,891
Furniture and fixtures	1,206,185	1,406,772
Leasehold improvements	11,056,139	12,154,689
Total	18,278,707	19,938,920
Less accumulated depreciation	(6,083,515)	(5,556,247)
Property and equipment, net	$12,195,192	$14,382,673

Depreciation expense was $0.5 million and $0.9 million during the quarters ended June 25, 2017 and June 26, 2016, respectively. Depreciation expense was $1.0 million and $1.7 million during the six months ended June 25, 2017 and June 26, 2016, respectively.

Sale leaseback transactions

On October 6, 2014, the Company entered into a sale leaseback agreement for $8.9 million with a third-party Real Estate Investment Trust (“REIT”). The arrangement included the sale of real estate on which six Bagger Dave’s locations operate. In the fourth quarter of 2014, we closed the sale of five of the six properties, with total proceeds of $6.9 million. We closed the sale of the remaining property in June 2015 with total proceeds of $2.0 million. Pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to the purchaser after final inspection and, in turn, entered into separate leases with the purchaser having a 15-year basic operating lease term plus four separate 5-year renewal options. Certain of the sale leaseback arrangements resulted in a gain which has been deferred. As of December 25, 2016, $0.03 million of the deferred gain was recorded in Other accrued liabilities and $0.3 million of the deferred gain was recorded in Other liabilities on the Consolidated Balance Sheets. As of June 25, 2017, $0.03 million of the deferred gain was recorded in Other accrued liabilities and $0.3 million of the deferred gain was recorded in Other liabilities on the Consolidated Balance Sheets. The gains will be recognized into income as an offset to rent expense over the life of the related lease agreements.

4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 25, 2017	December 25, 2016
Amortized intangible assets
Trademarks	$70,576	$70,576
Less accumulated amortization	(21,286)	(18,965)
Amortized intangible assets, net	49,290	51,611

Unamortized intangible assets
Liquor licenses	537,574	588,664
Total intangible assets, net	$586,864	$640,275

Amortization expense for the quarters ended June 25, 2017 and June 26, 2016 was $1,077 and $1,161, respectively. Amortization expense for the six months ended June 25, 2017 and June 26, 2016 was $2,496 and $2,280, respectively.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years and thereafter is projected as follows:

Year	Amount
Remainder of 2017	$2,280
2018	4,601
2019	4,601
2020	4,601
2021	4,601
Thereafter	28,606
Total	$49,290

The aggregate weighted-average amortization period for intangible assets is 10.8 years.

5. OTHER ACCRUED LIABILITES, CURRENT

	June 25, 2017	December 25, 2016
Gift card liability	$228,064	$282,717
Sales tax payable	82,464	-
Other	239,274	44,249
Total accrued other liabilities	$549,802	$326,966

6. RELATED PARTY TRANSACTIONS

In connection with the Spin-Off described in Note 1, the Company entered into a transition services agreement (the “TSA”) with DRH pursuant to which DRH will provide certain information technology and human resource support, limited accounting support, and other administrative functions at no charge. The TSA is intended to assist the Company in efficiently and seamlessly transitioning to operating on its own. The TSA expires in December, 2017 at which time the parties may negotiate which services will be required on an on-going basis and the fees that will be charged for such services. Additionally, as of the date of this filing, DRH is listed as the guarantor on 15 of the 18 Bagger Dave’s leases. The guarantees range from four months to 13 years and approximate $9.1 million as of June 25, 2017.

Allocation of General Corporate Expenses

The Consolidated Statements of Operations for the three and six months ended June 26, 2016 include expense allocations for certain functions previously provided by DRH. Historically, we have used the corporate functions of DRH for a variety of services including treasury, accounting, tax, legal, marketing and other shared services, which include the costs of payroll, employee benefits and related costs. Total shared services expense allocated to the Company was $0.8 million in the fiscal quarter ended June 26, 2016 (consisting of $0.4 million of compensation, $0.2 million of marketing costs and $0.2 million of other expenses). Total shared services expense allocated to the Company was $1.7 million in the six months ended June 26, 2016 (consisting of $1.0 million of compensation, $0.3 million of marketing costs and $0.4 million of other expenses). Compensation allocations set forth in the financial statements are based upon estimated time spent by each individual of the DRH management team whose time was split between the entities. These individuals’ allocations to Bagger Dave’s were based on the estimated percentage of their time spent working with Bagger Dave’s. Marketing costs were allocated based upon actual Bagger Dave’s costs derived from a review of each expense incurred during the period. Other expenses were allocated on an estimated percentage based upon the service provided.

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

7. STOCK BASED COMPENSATION

On January 21, 2017, the Board of Directors approved the 2017 Stock Option and Restricted Stock Plan (“the Plan”). The persons eligible to receive awards under the Plan are the employees, directors and consultants of the Company and its affiliates. The purpose of the Plan is to provide a means by which eligible recipients may be given an opportunity to benefit from increases in value of the Company’s Common Stock through the granting of the following: (i) Incentive Stock Options, (ii) Nonqualified Stock Options, (iii) Stock awards (iv) Rights to acquire restricted stock, and (v) stock appreciation rights. The Company can reserve up to 10,000,000 shares of its Common Stock for issuance under this plan. Vesting provisions of up to three years will apply to any and all awards. As of June 25, 2017, 692,500 shares had been granted under the Plan. Of these, 230,833 were vested upon grant. The remaining 460,677 shares will vest equally upon the one and two year anniversaries of the grant.

8. INCOME TAXES

The effective income tax rate for the three and six month periods ended June 25, 2017 and June 26, 2016 was 7.5%, and 0.0%, respectively, primarily due to the Company recording a full valuation allowance on its deferred tax assets. The valuation allowance was recorded due to the negative evidence of our recent years’ history of losses. The increase in income tax rate is due to the Company recording a deferred tax liability to accurately report the Deferred Taxes associated with the indefinitely-lived liquor licenses owned by the Company.

9. OPERATING LEASES

The Company’s lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $0.4 million and $0.3 million for the fiscal quarters ended June 25, 2017 and June 26, 2016, respectively. Total rent expense was $0.7 million and $0.5 million for the six months ended June 25, 2017 and June 26, 2016, respectively.

Scheduled future minimum lease payments for each of the next five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at June 25, 2017 are summarized as follows:

Year	Amount
2017	$900,226
2018	1,773,336
2019	1,747,152
2020	1,701,969
2021	1,531,259
Thereafter	9,990,649
Total	$17,644,591

10. COMMITMENTS AND CONTINGENCIES

Bagger Dave’s sponsors a defined contribution 401(k) plan whereby eligible team members can contribute pre-tax wages in accordance with the provisions of the plan. Bagger Dave’s has the option to make an annual discretionary contribution to the 401(k) plan. No match was made during the three and six months ended June 25, 2017.

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

11. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

No cash paid for interest during the three and six months ended June 25, 2017 and June 26, 2016 respectively.

No cash paid for income taxes during the three and six months ended June 25, 2017 and June 26, 2016 respectively.

12. SUBSEQUENT EVENTS

On July 31, 2017, the Company closed three restaurants located in Ann Arbor, Brighton, and Woodhaven, Michigan. There are no remaining lease obligations on the Brighton location, while the Ann Arbor lease expires on December 31, 2017 and the Woodhaven lease expires on November 30, 2018. The fixed assets located in these restaurants were fully impaired in prior periods so no further loss will be recorded. Every effort will be made to sublease the Woodhaven location, but we cannot be sure if these efforts will be successful.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this “Quarterly Report on Form 10-Q” may contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to our ability to secure the additional financing adequate to execute our business plan; our ability to locate and start up new restaurants; acceptance of our restaurant concepts in new marketplaces; and the cost of food and other raw materials. Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission (“SEC”), which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements.

Overview

Launched in January 2008, Bagger Dave’s is a unique, full-service, ultra-casual restaurant and bar concept. We have worked to create a concept that provides a warm, inviting and entertaining atmosphere through a friendly and memorable guest experience.

Bagger Dave’s specializes in locally-sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, hand-dipped milk shakes, salads, black bean turkey chili and much more, delivered in a warm, hip atmosphere with friendly “full” service. The concept differentiates itself from other full-service casual dining establishments by the absence of walk-in freezers and microwaves, substantiating our fresh food offerings. The concept focuses on local flair of the city in which the restaurant resides by showcasing historical photos. Running above the dining room and bar, the concept features an electric train; a feature which was the genesis of the Bagger Dave’s logo.

We currently operate 15 locations, 12 in Michigan, 2 in Ohio, and 1 in Indiana.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 25, 2017 and June 26, 2016

For the three month period ended June 25, 2017, substantially all revenue was generated from the operations of 18 Bagger Dave’s restaurants. We closed one location on January 9, 2017. Revenues for this location were $0.0 million for the three months ended June 25, 2017 and $0.2 million for the three months ended June 26, 2016. For the three months ended June 26, 2016, the results of operations were derived from the consolidated financial statements and accounting records of DRH as if Bagger Dave’s operated on a standalone basis. As a result, the results of operations for the three months ended June 26, 2016 include expense allocations for certain functions provided by DRH. No such allocations were made for the three months ended June 25, 2017. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

Total revenue for the Second Quarter 2017 was $4.6 million, a decrease of $0.8 million, or 14.5%, from revenue generated during Second Quarter 2016 due primarily to significantly lower guest count at 12 of our 18 locations as well as a lower average check size and one less location.

Food, beverage and packaging costs decreased by $0.3 million, or 18.4%, to $1.3 million in Second Quarter 2017 from $1.6 million in Second Quarter 2016 as a result of lower sales and better cost management partially offset by inflationary factors. Food, beverage, and packaging cost as a percentage of sales decreased to 28.8% in Second Quarter 2017 from 30.1% in Second Quarter 2016 primarily due better sourcing partially offset by net commodity cost inflation.

Compensation costs decreased by $0.4 million, or 17.5%, to $1.7 million in Second Quarter 2017 from $2.1 million in Second Quarter 2016. The decrease was primarily due to improved labor staffing management and the operation of one less location. Compensation cost as a percentage of sales decreased to 36.8% in Second Quarter 2017 from 38.1% in Second Quarter 2016 due primarily to improved labor staffing management.

Occupancy costs decreased by $0.02 million, or 4.4%, due primarily to the closure of the Grand Rapids, Michigan location on January 9, 2017. Occupancy cost as a percentage of sales increased to 10.9% in Second Quarter 2017 from 9.8% in Second Quarter 2016 due to the decrease in sales.

Other operating costs decreased by $0.4 million, or 26.3%, to $1.0 million in Second Quarter 2017 from $1.4 million in Second Quarter 2016 primarily due to improved management focus on such costs in 2017 and the operation of one less location. Other operating costs as a percentage of sales decreased to 21.7% in Second Quarter 2017 from 25.2% in Second Quarter 2016 primarily due to the increased management focus on such costs partially offset by an increase in prices for supplies and maintenance.

General and administrative expenses decreased by $0.1 million, or 17.3%, to $0.7 million in Second Quarter 2017 from $0.8 million in Second Quarter 2016. This was due primarily to the smaller management team now in place and our Second Quarter 2016 expenses including allocations from DRH. General and administrative costs as a percentage of sales decreased to 14.8% in Second Quarter 2017 from 15.3% in Second Quarter 2016.

Pre-opening costs decreased by $0.2 million to $0.0 million in Second Quarter 2017 from Second Quarter 2016. This was due to the fact that the Company opened one new restaurant in Second Quarter 2016 and none in Second Quarter 2017. As a percentage of sales, pre-opening costs decreased to 0.0% in Second Quarter 2017 from 3.7% in Second Quarter 2016.

Depreciation and amortization decreased by $0.4 million, or 48.0%, to $0.5 million in Second Quarter 2017 from $0.9 million in Second Quarter 2016 primarily due to the impairment of five locations between the Fourth Quarter of 2016 and the First Quarter of 2017. This resulted in a lower fixed asset base. Depreciation and amortization as a percentage of sales decreased to 9.9% in Second Quarter 2017 from 16.3% in Second Quarter 2016.

Impairment and (gain) loss on asset disposal decreased by $0.7 million, from a gain of $0.8 million in the Second Quarter of 2016 to a gain of $0.05 in Second Quarter 2017. This is due primarily to the sale of land and building that housed a Bagger Dave’s restaurant in June 2016 that had been fully impaired in Fiscal Year 2015. The gain in the Second Quarter in 2017 was from the sale of certain equipment and intangible assets from the closed Grand Rapids location.

Interest and Taxes

Bagger Dave’s had no interest expense during the Second Quarters of 2017 or 2016. Bagger Dave’s had approximately $0.08 million and $0 income tax expense during the three months ended June 25, 2017 and June 26, 2016, respectively. The income tax expense in the Second Quarter of 2017 is a result of the Company recording a deferred tax liability associated with the indefinitely-lived liquor licenses owned by the Company. We also have a full valuation allowance on our deferred tax assets as they are deemed non-recoverable due to the negative evidence of our recent years’ history of losses.

Results of Operations for the Six Months Ended June 25, 2017 and June 26, 2016

For the six month period ended June 25, 2017, substantially all revenue was generated from the operations of 18 Bagger Dave’s restaurants. We closed one location on January 9, 2017. Revenues for this location were $0.02 million for the six months ended June 25, 2017 and $0.2 million for the six months ended June 26, 2016. For the six months ended June 26, 2016, the results of operations were derived from the consolidated financial statements and accounting records of DRH as if Bagger Dave’s operated on a standalone basis. As a result, the results of operations for the six months ended June 26, 2016 include expense allocations for certain functions provided by DRH. No such allocations were made for the six months ended June 25, 2017. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our half-year results of operations are not necessarily indicative of the results that may be achieved for any future period.

Total revenue for the First Half 2017 was $9.8 million, a decrease of $0.9 million, or 8.6%, from revenue generated during First Half 2016 due primarily to significantly lower guest count at 12 of our 18 locations as well as a lower average check size and the operation of one less location.

Food, beverage and packaging costs decreased by $0.5 million, or 14.3%, to $2.8 million in First Half 2017 from $3.3 million in First Half 2016 as a result of lower sales and better cost management partially offset by inflationary factors. Food, beverage, and packaging cost as a percentage of sales decreased to 28.7% in First Half 2017 from 30.6% in First Half 2016 primarily due better sourcing partially offset by net commodity cost inflation.

Compensation costs decreased by $0.4 million, or 10.1%, to $3.7 million in First Half 2017 from $4.1 million in First Half 2016. The decrease was primarily due to lower sales volume and the focus of management on reducing these costs in addition to the operation of one less location. Compensation cost as a percentage of sales decreased to 37.4% in First Half 2017 from 38.0% in First Half 2016 due primarily to reduced revenues.

Occupancy costs decreased by $0.04 million, or 4.3%, to $0.90 million in First Half 2017 from $0.94 million in First Half 2016. This was due primarily to the closure of the Grand Rapids, Michigan location on January 9, 2017. Occupancy cost as a percentage of sales increased to 9.1% in First Half 2017 from 8.7% in First Half 2016 due to the decrease in sales partially offset by the decrease in occupancy costs.

Other operating costs decreased by $0.7 million, or 23.7%, to $2.1 million in First Half 2017 from $2.8 million in First Half 2016 primarily due to improved management focus on such costs in 2017 and the operation of one less location. Other operating costs as a percentage of sales decreased to 22.1% in First Half 2017 from 26.5% in First Half 2016 primarily due to the increased management focus on such costs partially offset by an increase in prices for supplies and maintenance as well as the decrease in sales.

General and administrative expenses decreased by $0.7 million, or 40.4%, to $1.0 million in First Half 2017 from $1.7 million in First Half 2016. This was due primarily to the smaller management team now in place and our First Half 2016 expenses including allocations from DRH. General and administrative costs as a percentage of sales decreased to 10.2% in First Half 2017 from 15.6% in First Half 2016. This was due primarily to reduced general and administrative expenses partially offset by the decrease in sales.

Pre-opening costs decreased by $0.4 million to $0.0 million in First Half 2017 from First Half 2016. This was due to the fact that the Company opened one new restaurant in First Half 2016 and none in First Half 2017. As a percentage of sales, pre-opening costs decreased to 0.0% in First Half 2017 from 3.3% in First Half 2016.

Depreciation and amortization decreased by $0.7 million, or 40.8%, to $1.0 million in First Half 2017 from $1.7 million in First Half 2016 primarily due to the reduced fixed asset base as a result of five restaurants being fully impaired in the last quarter of Fiscal Year 2016. Depreciation and amortization as a percentage of sales decreased to 10.5% in First Half 2017 from 16.2% in First Half 2016 primarily due to the decrease in depreciation and amortization partially offset by lower sales.

Impairment and (gain) loss on asset disposal increased by $1.9 million, to a loss of $1.2 million in First Half 2017 from $0.7 million gain in First Half 2016. The improvement was due entirely to the fact that we impaired $1.2 million of assets for one Bagger Dave’s location in the First Half 2017 while, in the First Half 2016, we realized a gain on the sale of land and building that housed a Bagger Dave’s restaurant in June, 2016 that had been fully impaired in Fiscal Year 2015.

Interest and Taxes

Bagger Dave’s had no interest expense during the First Halves of 2017 or 2016. Bagger Dave’s had approximately $0.08 million and $0 income tax expense during the six months ended June 25, 2017 and June 26, 2016, respectively. The income tax expense in the First Half of 2017 is a result of the Company recording a deferred tax liability associated with the indefinitely-lived liquor licenses owned by the Company. We also have a full valuation allowance on our deferred tax assets due to the negative evidence of our recent years’ history of losses.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash balance at June 25, 2017 along with the cash flow from operations will be sufficient to meet our operational needs for at least the next 12 months.

Our capital requirements will be dependent on economic conditions and on the cost and potential need to invest in maintenance, facility upgrades, capacity enhancements, information technology and other general corporate capital expenditures.

Cash flow from operations for First Half 2017 was $0.1 million compared with cash used in operations of $3.2 million for First Quarter 2016. Net cash generated by operating activities in First Half 2017 consisted primarily of net loss adjusted for non-cash expenses as well as positive changes in working capital accounts. Net cash used by operating activities in First Half 2016 consisted primarily of net loss adjusted for non-cash expenses and negative changes in working capital.

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

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. Based on management’s impairment analysis, we recognized a fixed asset impairment related to one underperforming location in First Half 2017. That location reached the second anniversary since opening during the first quarter of 2017. The impairment charge was recorded to the extent that the carrying amount of the assets were not considered recoverable based on the estimated discounted cash flows and the underlying fair value of the assets, in impairment and loss on asset disposals on the Consolidated Statements of Operations for the first fiscal quarter of 2017.

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

Indefinite-Lived Intangible Assets

Liquor licenses, a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis or more frequently if impairment indicators are present to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference. No impairments were recognized during the three and six months ended June 25, 2017 and June 26, 2016.

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

The Company applies the provisions of ASC 740 regarding the uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of June 25, 2017 and December 25, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation this officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect all material misstatements. Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statements preparation and presentation.

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

