Form 10-Q
period 2017-09-24
Bagger Dave's Burger Tavern, Inc.
filed 2017-11-06
CIK 1685311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,297,727 shares of $.0001 par value common stock outstanding as of November 1, 2017.

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

Item 1. Financial Statements

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED BALANCE SHEETS

	September 24, 2017	December 25, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$924,875	$1,818,813
Accounts receivable	294,175	200,517
Inventory	253,925	367,988
Prepaid assets	104,576	173,358

Total current assets	1,577,551	2,560,676

Property and equipment, net	10,276,219	14,382,673
Intangible assets, net	562,604	640,275

Total assets	$12,416,374	$17,583,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$523,101	$493,300
Accrued compensation	228,906	-
Other accrued liabilities	489,492	326,966
Current portion of deferred rent	140,131	140,431
Total current liabilities	1,381,630	960,697

Deferred rent, less current portion	825,394	1,035,795
Other liabilities	378,283	351,950
Deferred tax liabilities	75,585	-
Total liabilities	2,660,892	2,348,442

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity
Common stock $.0001 par value; 100,000,000 shares authorized; 27,297,727 and 26,692,119, respectively issued and outstanding at September 24, 2017 and December 25, 2016	46,527	2,669
Additional paid-in capital	15,247,135	15,232,513
Retained deficit	(5,538,180)	-
Total stockholders’ equity	9,755,482	15,235,182

Total liabilities and stockholders’ equity	$12,416,374	$17,583,624

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016

Revenue	$3,897,256	$5,063,316	$13,685,893	$15,772,728

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	1,193,221	1,507,570	4,000,821	4,782,616
Compensation costs	1,581,048	1,936,343	5,238,234	6,003,101
Occupancy costs	518,961	282,647	1,414,608	1,219,000
Other operating costs	873,013	1,284,408	3,037,288	4,121,003
General and administrative expenses	500,738	1,149,648	1,494,671	2,817,159
Pre-opening costs	-	11,663	-	363,762
Depreciation and amortization	422,747	885,014	1,451,207	2,623,492
Impairment and (gain) loss on disposal of property and equipment	1,425,203	77,863	2,568,189	(649,911)
Total operating expenses	6,514,932	7,135,157	19,205,018	21,280,222

Operating loss	(2,617,676)	(2,071,841)	(5,519,125)	(5,507,494)

Other income, net	3,788	1,019	56,530	9,905

Loss before income taxes	(2,613,888)	(2,070,822)	(5,462,595)	(5,497,589)

Provision for income taxes	-	-	75,585	-

Net loss from continuing operations	$(2,613,888)	$(2,070,822)	$(5,538,180)	$(5,497,589)

Basic loss per share	$(0.10)	$(0.08)	$(0.20)	$(0.21)
Fully diluted loss per share	$(0.10)	$(0.08)	$(0.20)	$(0.21)

Weighted average number of common shares
outstanding
Basic	27,297,727	26,625,615	27,095,538	26,461,825
Diluted	27,297,727	26,625,615	27,095,538	26,461,825

BAGGER DAVE’S BURGER TAVERN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended
	September 24,	September 25,
	2017	2016

Cash flows provided by (used in) operating activities
Net loss	$(5,538,180)	$(5,497,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,451,207	2,623,492
Impairment and (gain) loss on asset disposals	2,568,189	(649,911)
Realized gain on sale-leaseback	(14,686)	(14,686)
Share based compensation	58,479	-
Deferred income taxes	75,585	-
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(93,658)	200,581
Inventory	114,063	(15,878)
Prepaid expenses	68,782	(69,523)
Other long-term assets	-	164,878
Accounts payable	29,801	(341,839)
Accrued liabilities	432,451	(1,592,731)
Deferred rent	(210,701)	73,028
Net cash used in operating activities	(1,058,668)	(5,120,178)

Cash flows from investing activities
Proceeds from sale of property and equipment	177,317	1,134,717
Purchases of property and equipment	(12,587)	(1,836,831)
Net cash provided by (used in) investing activities	164,730	(702,114)

Cash flows from financing activities
Net transfers from parent	-	5,472,105
Net cash provided by financing activities	-	5,472,105

Net decrease in cash and cash equivalents	(893,938)	(350,187)

Cash and cash equivalents, beginning of period	1,818,813	700,638

Cash and cash equivalents, end of period	$924,875	$350,451

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

DRH originated the Bagger Dave’s concept with the first restaurant opening in January 2008 in Berkley, Michigan. As of September 24, 2017, there were 15 Bagger Dave’s restaurants in operation, twelve in Michigan, one in Indiana and two in Ohio. Bagger Dave’s owns the right to the Bagger Dave’s concept and has rights to franchise the concept in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio and Wisconsin. We do not intend to pursue franchise development at this time.

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

Basis of Presentation

These consolidated financial statements include the accounts of Bagger Dave’s Burger Tavern, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Prior to the Spin-off, the financial statements included AMC Burgers, Inc. and certain real estate entities and were derived from the consolidated financial statements and accounting records of DRH, as if Bagger Dave’s operated on a standalone basis. As a subsidiary of DRH, we did not maintain our own legal, tax, and certain other corporate support functions. As more fully described in Note 6, the statements of operations for the three and nine months ended September 25, 2016 include expense allocations for certain functions provided by DRH. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. The Company believes that the methods by which DRH allocated its costs are a reasonable reflection of the utilization of services by, or benefits provided to the Company to be incurred by Bagger Dave’s. The consolidated financial statements for the three and nine months ended September 25, 2016 contained herein may not be indicative of Bagger Dave’s financial position, operating results and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2016 ended on December 25, 2016 and fiscal year 2017 will end on December 31, 2017. Fiscal year 2016 was comprised of 52 weeks, while fiscal year 2017 will be comprised of 53 weeks. The fiscal quarters ended September 24, 2017 and September 25, 2016 were each comprised of 13 weeks. The nine month periods ended September 24, 2017 and September 25, 2016 were each comprised of 39 weeks.

Management’s Plan Regarding Going Concern

Management reviews the trend of our operations on a regular basis in an effort to understand and forecast future cash usage. During the most recent review, based on current trends discussed in greater detail below, we determined that our current cash balance and the cash we expect to generate from operations will likely not be sufficient to enable us to continue operating for the next twelve months. We will likely need an infusion of cash, either through a sale of shares and/or issuance of debt in order to continue operating. There can be no certainty that efforts to raise such cash will be successful. Any issuance of equity securities may dilute the holdings of current shareholders.

Previous plans that we implemented included:

Increasing restaurant-level profitability by:

●	Driving increased average weekly volumes (“AWVs”) with a new menu design, improved net-promoter scores, enhanced kitchen processes (to ensure fast, consistent ticket times), new messaging and our first cable television advertising campaign.
●	Reducing cost of sales and working closely with our vendors.
●	Reducing labor costs through a comprehensive labor strategy.
●	Reducing operating expenses.
●	Closing unprofitable locations. The Company closed four in the nine months ended September 24, 2017.

Decrease in general and administration expense by:

●	Reducing salary expense.
●	Reducing marketing expense. Effective 2017, Bagger Dave’s marketing budget will be 3.0% or less of sales. In prior years, the marketing spend was between 4.0%-10.0% in any given period. We believe that, with a more efficient use of marketing funds, and higher focus on local store marketing initiatives, we can achieve a better return on our marketing investment though increased sales.

Managing of capital expenditures:

●	We undertook only maintenance-level capital expenditures

All of the foregoing cost cutting steps were implemented, resulting in $4.1 million in operating savings, net of depreciation, amortization, and losses on asset impairments. Our projections in prior quarters were based on the assumption that same store sales would improve fourth fiscal quarter by 3% over the fourth fiscal quarter in 2016. This was based on selected price increases and the fact that there is a 14th week in the fourth quarter of 2017 versus 13 weeks in the fourth quarter of 2016. However, after an 8% decline in same store sales for the third fiscal quarter of 2017 over the same period in 2016, same store sales in the fourth quarter of 2017 have declined by 12% through the first six weeks. Our sales decline appears to be the result of a poor macro environment for fast casual dining establishments. As a result, we are forecasting a continuing decline in sales for at least the first two fiscal quarters of 2018. While we will continue to identify and implement cost cuts, it’s unlikely that these will enable us to generate enough cash to sustain operations for the next twelve months.

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

Accounts Receivable

Accounts receivable primarily consist of amounts owing from credit card charges. There was no allowance for doubtful accounts necessary at September 24, 2017 and December 25, 2016.

Gift Cards

The Company records Bagger Dave’s gift card sales as a gift card liability when sold. When redeemed, the gift card liability account is offset by recording the transaction as revenue. Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until 5 years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave’s restaurants for the Company to record as of September 24, 2017 and September 25, 2016.

The Company’s gift card liability was $214,549 and $282,717 as of September 24, 2017 and December 25, 2016, respectively, and is included in other accrued liabilities on the Consolidated Balance Sheets.

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

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference. Impairments totaling $0.1 million and $0.0 million were recognized in the fiscal quarters ended September 24, 2017 and September 25, 2016. Impairments totaling $0.1 million were recognized in the nine months ended September 24, 2017, while no impairments were recognized in the nine months ended September 25, 2016.

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

Impairments totaling $1.4 million and $0.0 million were recognized in the fiscal quarters ended September 24, 2017 and September 25, 2016. Impairments totaling $2.6 million were recognized in the nine months ended September 24, 2017, while no impairments were recognized in the nine months ended September 25, 2016.

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

Advertising

Advertising expenses of $0.1 million and $0.1 million are included in general and administrative expenses in the Consolidated Statements of Operations for the fiscal quarters ended September 24, 2017 and September 25, 2016, respectively. Advertising expenses of $0.4 million and $0.4 million are included in general and administrative expenses in the Consolidated Statements of Operations for the nine months ended September 24, 2017 and September 25, 2016, respectively.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. The Company also reclassifies labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training. These costs are expensed as incurred. Pre-opening costs of $0 and $0.01 million and $0 and $0.36 million are included in the Consolidated Statements of Operations for the three and nine months ended September 24, 2017 and September 25, 2016, respectively. Excess labor cost incurred after restaurant opening and included in pre-opening cost were approximately $0 and $0 million and $0 and $0.15 million for the three and nine months ended September 24, 2017 and September 25, 2016, respectively.

Income Taxes

Prior to the Spin-off, the Company filed a consolidated tax return with DRH. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (income) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Income tax expense for the three and nine months ended September 25, 2016 was determined as if the Company were filing a separate tax return.

The Company applies the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of September 24, 2017 and September 25, 2016.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue with Contracts from Customers (Topic 606).” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” ASU 2016-04 provides specific guidance for the de-recognition of prepaid stored-value product liabilities. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 provides clarification on the subjects of identifying performance obligations and licensing implementation guidance.

The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. The Company expects to adopt these standards upon their effective date. While the Company's evaluation of the standard is ongoing, our preliminary assessment indicates that the new revenue recognition standard will not materially impact the recognition of restaurant sales, our primary source of revenue. As we continue the evaluation, documentation, and implementation of ASU 2016-09, other areas which could be impacted may be identified. Additionally, this guidance will require us to enhance our disclosures. With respect to the transition method for adoption, we expect to adopt this standard using the modified retrospective approach. We expect to complete our evaluation and documentation during the year ended December 31, 2017.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

2. IMPAIRMENTS, DISPOSALS AND EXIT COSTS

Based on impairment indicators that existed at September 24, 2017, the Company performed an impairment analysis on its long-lived assets subject to amortization. $1.4 million of long-lived assets were deemed to be impaired for the three month period ended September 24, 2017 for one underperforming location. During the first fiscal quarter of 2017, the Company recorded a fixed asset impairment charge of $1.2 million related to one underperforming Bagger Dave’s location that reached the second anniversary since opening during the first quarter of 2017. The impairment charge was recorded to the extent that the carrying amount of the assets was not considered recoverable based on the estimated future cash flows of the location. The impairment charges are included in impairment and loss on asset disposals on the Consolidated Statements of Operations for the nine months ended September 24, 2017.

We are currently monitoring the valuation of long-lived assets at several restaurants and have developed plans to improve operating results. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

On January 9, 2017, we closed the Grand Rapids, Michigan Bagger Dave’s location. The assets for this location were fully impaired in the fourth quarter of fiscal 2016. There is no store closure liability recorded at September 24, 2017 as all such liabilities had been paid on or prior to that date. On August 1, 2017 we closed three locations in Ann Arbor, Michigan, Brighton, Michigan, and Woodhaven, Michigan. The balance sheet dated September 24, 2017 reflect a store closure liability of $0.1 million and $0.1 million in Other accrued liabilities and Other liabilities in the current and long term liabilities section of the balance sheet, respectively. The assets for these locations were fully impaired in prior periods.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	September 24, 2017	December 25, 2016
Buildings	1,672,568	1,672,568
Equipment	3,876,478	4,704,891
Furniture and fixtures	1,111,854	1,406,772
Leasehold improvements	9,623,674	12,154,689
Total	16,284,574	19,938,920
Less accumulated depreciation	(6,008,355)	(5,556,247)
Property and equipment, net	$10,276,219	$14,382,673

Depreciation expense was $0.4 million and $0.9 million during the quarters ended September 24, 2017 and September 25, 2016, respectively. Depreciation expense was $1.5 million and $2.6 million during the nine months ended September 24, 2017 and September 25, 2016, respectively.

Sale leaseback transactions

On October 6, 2014, the Company entered into a sale leaseback agreement for $8.9 million with a third-party Real Estate Investment Trust (“REIT”). The arrangement included the sale of real estate on which six Bagger Dave’s locations operate. In the fourth quarter of 2014, we closed the sale of five of the six properties, with total proceeds of $6.9 million. We closed the sale of the remaining property in June 2015 with total proceeds of $2.0 million. Pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to the purchaser after final inspection and, in turn, entered into separate leases with the purchaser having a 15-year basic operating lease term plus four separate 5-year renewal options. Certain of the sale leaseback arrangements resulted in a gain which has been deferred. As of December 25, 2016, $0.03 million of the deferred gain was recorded in Other accrued liabilities and $0.3 million of the deferred gain was recorded in Other liabilities on the Consolidated Balance Sheets. As of September 24, 2017, $0.03 million of the deferred gain was recorded in Other accrued liabilities and $0.3 million of the deferred gain was recorded in Other liabilities on the Consolidated Balance Sheets. The gains will be recognized into income as an offset to rent expense over the life of the related lease agreements.

4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 24, 2017	December 25, 2016
Amortized intangible assets
Trademarks	$70,576	$70,576
Less accumulated amortization	(22,446)	(18,965)
Amortized intangible assets, net	48,130	51,611

Unamortized intangible assets
Liquor licenses	514,474	588,664
Total intangible assets, net	$562,604	$640,275

Amortization expense for the quarters ended September 24, 2017 and September 25, 2016 was $1,160 and $1,160, respectively. Amortization expense for the nine months ended September 24, 2017 and September 25, 2016 was $3,656 and $3,440, respectively.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years and thereafter is projected as follows:

Year	Amount
Remainder of 2017	$1,140
2018	4,601
2019	4,601
2020	4,601
2021	4,601
Thereafter	28,586
Total	$48,130

The aggregate weighted-average amortization period for intangible assets is 10.8 years.

5. OTHER ACCRUED LIABILITIES, CURRENT

	September 24, 2017	December 25, 2016
Gift card liability	$214,549	$282,717
Sales tax payable	59,447	—
Store closure liability	127,480	—
Other	88,016	44,249
Total accrued other liabilities	$489,492	$326,966

6. RELATED PARTY TRANSACTIONS

In connection with the Spin-Off described in Note 1, the Company entered into a transition services agreement (the “TSA”) with DRH pursuant to which DRH will provide certain information technology and human resource support, limited accounting support, and other administrative functions at no charge. The TSA is intended to assist the Company in efficiently and seamlessly transitioning to operating on its own. The TSA expires in December, 2017 at which time the parties may negotiate which services will be required on an on-going basis and the fees that will be charged for such services. Additionally, as of the date of this filing, DRH is listed as the guarantor on 15 of the 18 Bagger Dave’s leases. The guarantees range from one month to 12 years and total approximately $8.8 million as of September 24, 2017.

Allocation of General Corporate Expenses

The Consolidated Statements of Operations for the three and nine months ended September 25, 2016 include expense allocations for certain functions previously provided by DRH. Historically, we have used the corporate functions of DRH for a variety of services including treasury, accounting, tax, legal, marketing and other shared services, which include the costs of payroll, employee benefits and related costs. Total shared services expense allocated to the Company was $1.1 million in the fiscal quarter ended September 25, 2016 (consisting of $0.4 million of compensation, $0.1 million of marketing costs and $0.6 million of other expenses). Total shared services expense allocated to the Company was $2.8 million in the nine months ended September 25, 2016 (consisting of $1.7 million of compensation, $0.4 million of marketing costs and $0.7 million of other expenses). Compensation allocations set forth in the financial statements are based upon estimated time spent by each individual of the DRH management team whose time was split between the entities. These individuals’ allocations to Bagger Dave’s were based on the estimated percentage of their time spent working with Bagger Dave’s. Marketing costs were allocated based upon actual Bagger Dave’s costs derived from a review of each expense incurred during the period. Other expenses were allocated on an estimated percentage based upon the service provided.

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

For the nine ended September 24, 2017, 692,500 restricted shares were issued to certain team members under the Plan at a weighted-average grant date fair value of $.19. Based on the Plan Agreement, shares typically vest ratably over either a three year period. Unrecognized share-based compensation expense of $73,097 at September 24, 2017 will be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of shares vested during the nine month periods ended June 25, 2017 and June 26, 2016, was $58,478 and $0, respectively. Under the Plan, there were 9,307,500 shares available for future awards at September 24, 2017.

The following table presents the restricted shares transactions during the nine-month period ended September 24, 2017:

Number of
Restricted
Stock Shares

Unvested, December 25, 2016	-
Granted	692,500
Vested	(230,833)
Vested shares tax portion	138,500
Expired/Forfeited	-
Unvested, September 24, 2017	600,167

8. INCOME TAXES

The effective income tax rate for the three month periods ended September 24, 2017 and September 25, 2016 was 0.0%, and 0.0%, respectively, and, for the nine month periods ended September 24, 2017 and September 25, 2016 was 1.4% and 0.0% respectively, primarily due to the Company recording a full valuation allowance on its deferred tax assets. The valuation allowance was recorded due to the negative evidence of our recent years’ history of losses.

9. OPERATING LEASES

The Company’s lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $0.3 million and $0.4 million for the fiscal quarters ended September 24, 2017 and September 25, 2016, respectively. Total rent expense was $1.0 million and $0.9 million for the nine months ended September 24, 2017 and September 25, 2016, respectively.

Scheduled future minimum lease payments for each of the next five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at September 24, 2017 are summarized as follows:

Year	Amount
2017	$403,554
2018	1,617,122
2019	1,575,604
2020	1,530,420
2021	1,440,834
Thereafter	9,011,681
Total	$15,579,215

10. COMMITMENTS AND CONTINGENCIES

Bagger Dave’s sponsors a defined contribution 401(k) plan whereby eligible team members can contribute pre-tax wages in accordance with the provisions of the plan. Bagger Dave’s has the option to make an annual discretionary contribution to the 401(k) plan. No match was made during the three and nine months ended September 24, 2017.

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

11. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

No cash paid for interest during the three and nine months ended September 24, 2017 and September 25, 2016 respectively.

No cash paid for income taxes during the three and nine months ended September 24, 2017 and September 25, 2016 respectively.

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

We currently operate 15 locations, 12 in Michigan, 2 in Ohio, and 1 in Indiana.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 24, 2017 and September 25, 2016

For the three month period ended September 24, 2017, revenue was generated from the operations of 15 Bagger Dave’s restaurants for the entire time period and from three other stores that were closed on August 1, 2017. Revenues for the three stores that were closed on August 1, 2017 totaled $0.2 million for the three months ended September 24, 2017. Additionally, one other store was closed on January 9, 2017. Revenues for the four locations closed in 2017 totaled $0.8 million for the three months ended September 25, 2016. For the three months ended September 25, 2016, the results of operations were derived from the consolidated financial statements and accounting records of DRH as if Bagger Dave’s operated on a standalone basis. As a result, the results of operations for the three months ended September 25, 2016 include expense allocations for certain functions provided by DRH. No such allocations were made for the three months ended September 24, 2017. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

Total revenue for the Third Quarter 2017 was $3.9 million, a decrease of $1.2 million, or 23%, from revenue generated during Third Quarter 2016 due primarily to significantly lower guest count at 11 of our 15 locations as well as a lower average check size and four fewer locations.

Food, beverage and packaging costs decreased by $0.3 million, or 21%, to $1.2 million in Third Quarter 2017 from $1.5 million in Third Quarter 2016 as a result of lower sales and better cost management partially offset by inflationary factors. Food, beverage, and packaging cost as a percentage of sales increased to 30.6% in Third Quarter 2017 from 29.8% in Third Quarter 2016 primarily due to net commodity cost inflation partially offset by better sourcing.

Compensation costs decreased by $0.4 million, or 18.3%, to $1.5 million in Third Quarter 2017 from $1.9 million in Second Quarter 2016. The decrease was primarily due to improved labor staffing management and the operation of one less location for the entire quarter and the operation of three fewer locations for the last nine weeks of the quarter. Compensation cost as a percentage of sales increased to 40.6% in Third Quarter 2017 from 38.2% in Third Quarter 2016 due primarily to severance payments associated with the closures partially offset by improved labor staffing management.

Occupancy costs increased by $0.2 million, or 83.6%, to $0.5 million in Third Quarter 2017, from $ 0.3 million in Third Quarter 2016 due primarily to the recording of a store closure liability related to the closure of our Woodhaven, Michigan location, recognizing the remaining expenses for that location through the contractual end of the lease in the current fiscal quarter. There were lease terminations associated with the closure of the locations in Ann Arbor, Michigan, Brighton, Michigan, and Woodhaven, Michigan on August 1, 2017. Occupancy cost as a percentage of sales increased to 13.3% in Third Quarter 2017 from 5.6% in Third Quarter 2016 due to the decrease in sales as well as the increase in Occupancy costs related to lease termination expenses.

Other operating costs decreased by $0.4 million, or 32.0%, to $0.9 million in Third Quarter 2017, from $ 1.3 million in Third Quarter 2016 due primarily to the closure of the Grand Rapids, Michigan location on January 9, 2017 and the closure of locations in Ann Arbor, Michigan, Brighton, Michigan, and Woodhaven, Michigan on August 1, 2017 as well as improved management focus on such costs in 2017. Other operating costs as a percentage of sales decreased to 22.4% in Third Quarter 2017 from 25.4% in Third Quarter 2016 primarily due to the increased management focus on such costs partially offset by an increase in prices for supplies and maintenance.

General and administrative expenses decreased by $0.6 million, or 56.4%, to $0.5 million in Third Quarter 2017, from $ 1.1 million in Third Quarter 2016. This was due primarily to the smaller management team now in place and our Third Quarter 2016 expenses including allocations from DRH. General and administrative costs as a percentage of sales decreased to 12.8% in Third Quarter 2017 from 22.7% in Third Quarter 2016.

Pre-opening costs decreased by $0.01 million to $0.0 million in Third Quarter 2017 from Third Quarter 2016. This was due to the fact that the Company completed the opening of one new restaurant in Third Quarter 2016 and none in Third Quarter 2017. As a percentage of sales, pre-opening costs decreased to 0.0% in Third Quarter 2017 from 0.2% in Third Quarter 2016.

Depreciation and amortization decreased by $0.5 million, or 52.2%, to $0.4 million in Third Quarter 2017, from $0.9 million in Third Quarter 2016 primarily due to the impairment of five locations between the Fourth Quarter of 2016 and the First Quarter of 2017. This resulted in a lower fixed asset base. Depreciation and amortization as a percentage of sales decreased to 10.8% in Third Quarter 2017 from 17.5% in Third Quarter 2016.

Impairment and (gain) loss on asset disposal increased by $1.3 million, to $1.4 million in Third Quarter 2017, from $0.1 million in Third Quarter 2016. This is due primarily to managements’ analysis and determination that the recovery of the net book value of the assets in one location in Michigan is uncertain due to the operating performance of that location.

Interest and Taxes

Bagger Dave’s had no interest expense during the Third Quarters of 2017 or 2016. Bagger Dave’s had approximately $0.1 million and $0 income tax expense during the Third Quarters of 2017 and 2016, respectively.

Results of Operations for the Nine Months Ended September 24, 2017 and September 25, 2016

For the nine month period ended September 24, 2017, revenue was generated from the operations of 15 Bagger Dave’s restaurants for the entire time period, from three other stores that were closed on August 1, 2017, and from one store that was closed on January 9, 2017. Revenues for the three stores that were closed on August 1, 2017 totaled $1.45 million while revenues for the location closed in January of 2017 were $0.02 million for the nine months ended September 24, 2017. Revenues for the four locations closed in 2017 totaled $2.6 million for the nine months ended September 25, 2016. For the nine months ended September 25, 2016, the results of operations were derived from the consolidated financial statements and accounting records of DRH as if Bagger Dave’s operated on a standalone basis. As a result, the results of operations for the nine months ended September 25, 2016 include expense allocations for certain functions provided by DRH. No such allocations were made for the nine months ended September 24, 2017. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our nine month results of operations are not necessarily indicative of the results that may be achieved for any future period.

Total revenue for the nine months ended September 24, 2017 was $13.7 million, a decrease of $2.1 million, or 13.2% from the $15.8 million in revenue generated during the nine months ended September 25, 2016. The decrease was due primarily to significantly lower guest count at 11 of our 15 locations as well as a lower average check size and four fewer locations as discussed in the preceding paragraph.

Food, beverage and packaging costs decreased by $0.8 million, or 16.3%, to $4.0 million in the nine months ended September 24, 2017 from $4.8 million in the nine months ended September 25, 2016 as a result of lower sales and better cost management partially offset by inflationary factors. Food, beverage, and packaging cost as a percentage of sales decreased to 29.2% in the nine months ended September 24, 2017 from 30.3% in the nine months ended September 25, 2016 primarily due to better sourcing partially offset by net commodity cost inflation.

Compensation costs decreased by $0.8 million, or 12.8%, to $5.2 million in the nine months ended September 24, 2017 from $6.0 million in the nine months ended September 25, 2016. The decrease was primarily due to lower sales volume and the focus of management on reducing these costs in addition to the operation of one less location for nearly all of the nine month time period and another three fewer locations for two months of the nine month time period. Compensation cost as a percentage of sales increased to 38.3% in the nine months ended September 24, 2017 from 38.1% in the nine months ended September 25, 2016 due primarily to the decrease in revenues partially offset by management focus on these expenses.

Occupancy costs increased by $0.2 million, or 16.0%, to $1.4 million for the nine months ended September 24, 2017, from $ 1.2 million for the nine months ended September 25, 2016 due primarily to the recording of a store closure liability related to the closure of our Woodhaven, Michigan location, recognizing the remaining expenses for that location through the contractual end of the lease in the current fiscal quarter. There were lease terminations associated with the closure of the locations in Ann Arbor, Michigan, Brighton, Michigan, and Woodhaven, Michigan on August 1, 2017. Occupancy cost as a percentage of sales increased to 10.3% in the nine months ended September 24, 2017 from 7.7% in the nine months ended September 25, 2016 related to lease termination expenses.

Other operating costs decreased by $1.1 million, or 26.3%, to $3.0 million in the nine months ended September 24, 2017, from $ 4.1 million in the nine months ended September 25, 2016 due primarily to the closure of the Grand Rapids, Michigan location on January 9, 2017 and the closure of locations in Ann Arbor, Michigan, Brighton, Michigan, and Woodhaven, Michigan on August 1, 2017 as well as improved management focus on such costs in 2017. Other operating costs cost as a percentage of sales decreased to 22.2% in the nine months ended September 24, 2017 from 26.1% in the nine months ended September 25, 2016 primarily due to the increased management focus on such costs partially offset by an increase in prices for supplies and maintenance.

General and administrative expenses decreased by $1.3 million, or 46.9%, to $1.5 million in the nine months ended September 24, 2017, from $ 2.8 million in the nine months ended September 25, 2016. This was due primarily to the smaller management team now in place and our expenses for the nine months ended September 25, 2016 including allocations from DRH. General and administrative costs as a percentage of sales decreased to 10.9% in the nine months ended September 24, 2017 from 17.9% in the nine months ended September 25, 2016.

Pre-opening costs decreased by $0.4 million to $0.0 million in the nine months ended September 24, 2017 from the nine months ended September 25, 2016. This was due to the fact that the Company completed the opening of one new restaurant in the nine months ended September 25, 2016 and none in the nine months ended September 24, 2017. As a percentage of sales, pre-opening costs decreased to 0.0% in the nine months ended September 24, 2017 from 2.3% in the nine months ended September 25, 2016.

Depreciation and amortization decreased by $1.1 million, or 44.7%, to $1.5 million in the nine months ended September 24, 2017, from $ 2.6 million in the nine months ended September 25, 2016 primarily due to the impairment of five locations between the Fourth Quarter of 2016 and the First Quarter of 2017. This resulted in a lower fixed asset base. Depreciation and amortization as a percentage of sales decreased to 10.6% in the nine months ended September 24, 2017 from 16.6% in the nine months ended September 25, 2016.

Impairment and (gain) loss on asset disposal increased by $3.2 million, to a loss of $2.6 million in the nine months ended September 24, 2017 from $0.6 million gain in the nine months ended September 25, 2016. The change was due entirely to the fact that we impaired $2.6 million of assets for two Bagger Dave’s locations in the nine months ended September 24, 2017 while, in the nine months ended September 25, 2016, we realized a gain on the sale of land and building that housed a Bagger Dave’s restaurant in June, 2016 that had been fully impaired in Fiscal Year 2015.

Interest and Taxes

Bagger Dave’s had no interest expense during the nine months of 2017 or 2016. Bagger Dave’s had approximately $0.1 million and $0 in income tax expense during the nine months ended September 24, 2017 and September 25, 2016, respectively. The income tax expense in the first nine months of 2017 is a result of the Company recording a deferred tax liability associated with the indefinitely-lived liquor licenses owned by the Company. We also have a full valuation allowance on our deferred tax assets due to the negative evidence of our recent years’ history of losses.

LIQUIDITY AND CAPITAL RESOURCES

Management reviews the trend of our operations on a regular basis in an effort to understand and forecast future cash usage. During the most recent review, based on current trends discussed in greater detail below, we determined that our current cash balance and the cash we expect to generate from operations will likely not be sufficient to enable us to continue operating for the next twelve months. We will likely need an infusion of cash, either through a sale of shares and/or issuance of debt in order to continue operating. There can be no certainty that efforts to raise such cash will be successful. Any issuance of equity securities may dilute the holdings of current shareholders.

Previous plans that we implemented included:

Increasing restaurant-level profitability by:

●	Driving increased average weekly volumes (“AWVs”) with a new menu design, improved net-promoter scores, enhanced kitchen processes (to ensure fast, consistent ticket times), new messaging and our first cable television advertising campaign.
●	Reducing cost of sales and working closely with our vendors.
●	Reducing labor costs through a comprehensive labor strategy.
●	Reducing operating expenses.
●	Closing unprofitable locations. The Company closed four in the nine months ended September 24, 2017.

Decrease in general and administration expense by:

●	Reducing salary expense.
●	Reducing marketing expense. Effective 2017, Bagger Dave’s marketing budget will be 3.0% or less of sales. In prior years, the marketing spend was between 4.0%-10.0% in any given period. We believe that, with a more efficient use of marketing funds, and higher focus on local store marketing initiatives, we can achieve a better return on our marketing investment though increased sales.

Managing of capital expenditures:

●	We undertook only maintenance-level capital expenditures

All of the foregoing cost cutting steps were implemented, resulting in $4.1 million in operating savings, net of depreciation, amortization, and losses on asset impairments. Our projections in prior quarters were based on the assumption that same store sales would improve fourth fiscal quarter by 3% over the fourth fiscal quarter in 2016. This was based on selected price increases and the fact that there is a 14th week in the fourth quarter of 2017 versus 13 weeks in the fourth quarter of 2016. However, after an 8% decline in same store sales for the third fiscal quarter over the same period in 2016, same store sales in the fourth quarter have declined by 12% through the first six weeks. Our sales decline appears to be the result of a poor macro environment for fast casual dining establishments. As a result, we are forecasting a continuing decline in sales for at least the first two fiscal quarters of 2018. While we will continue to identify and implement cost cuts, it’s unlikely that these will enable us to generate enough cash to sustain operations for the next twelve months.

Cash used in operations for the nine months ended September 24, 2017 was $1.1 million compared with cash used in operations of $5.1 million for the nine months ended September 25, 2016. Net cash used by operating activities in the nine months ended September 24, 2017 consisted primarily of net loss adjusted for non-cash expenses as well as positive changes in working capital accounts. Net cash used by operating activities in the nine months ended September 25, 2016 consisted primarily of net loss adjusted for non-cash expenses and negative changes in working capital.

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

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. Based on management’s impairment analysis, we recognized a fixed asset impairment of $2.6 million related to two underperforming locations for the nine months ending September 24, 2017. The impairment charge was recorded, to the extent that the carrying amount of the assets were not considered recoverable based on the estimated discounted cash flows and the underlying fair value of the assets, in impairment and loss on asset disposals on the Consolidated Statements of Operations for the of the nine months ended September 24, 2017.

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

Indefinite-Lived Intangible Assets

Liquor licenses, a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis or more frequently if impairment indicators are present to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference. No impairments were recognized during the three and nine months ended September 24, 2017 and September 25, 2016.

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

The Company applies the provisions of ASC 740 regarding the uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of September 24, 2017 and December 25, 2016.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information is incorporated by reference: the information set forth under the heading “Legal Proceedings” in Note 10 “Commitments and Contingencies” of the “Notes to the Interim Consolidated Financial Statements” of Part I, Item 1 to this Report on Form 10-Q.

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

